Form 10QSB
period 1995-06-30
AMERICAN WIRELESS SYSTEMS INC
filed 1995-08-14
CIK 844698

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended June 30, 1995



Commission File Number:              0-11412



                        AMERICAN WIRELESS SYSTEMS, INC.
                      (Exact name of small business issuer
                          as specified in its charter)


           DELAWARE                                            41-1616965
     ---------------------                                ---------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)



             7426 E. Stetson Drive, Suite 220, Scottsdale, AZ 85251
             ------------------------------------------------------
                    (Address of principal executive offices)


              11811 N. Tatum Blvd., Suite 1060, Phoenix, AZ 85028
             ------------------------------------------------------

                (Former address of principal executive offices)


                                  602-994-4301
                                  ------------
                (Issuer's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    ----        ----


Number of shares of common stock, $.01 par value, of registrant outstanding at June 30, 1995: 5,709,187


                               TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION


Item 1.     Financial Statements -

     Balance Sheets - December 31, 1994 and June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . .      1

     Statements of Operations - Quarters Ended June 30, 1994 and June 30, 1995 . . . . . . . . . . . . .       2

     Statements of Operations - Six Months Ended June 30, 1994 and June 30, 1995  . . . . . . . . . . . .      3

     Statements of Cash Flows - Six Months Ended June 30, 1994 and June 30, 1995  . . . . . . . . . . . .      4

     Notes to Financial Statements - June 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .      5



Item 2.    Management's Discussion and Analysis  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10



PART II.    OTHER INFORMATION


Item 1.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14


Item 2.     Change in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14


Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14


Item 4.     Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . .        15


Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15


Item 6.     Exhibits & Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15


                                     PART I

Item 1.  Financial Statements


                        AMERICAN WIRELESS SYSTEMS, INC.
                     BALANCE SHEETS - DECEMBER 31, 1994 AND
                                 JUNE 30, 1995
                                  (Unaudited)


                                               December 31, 1994  June 30, 1995
                                               -----------------  -------------
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                    $      376,621    $    1,750,836
  Due from affiliates (Note 4)                        339,952           434,538
  Note receivable (Note 4)                          2,000,000         2,000,000
  Prepaid expenses and other current assets           150,349            43,019
                                               --------------    --------------
     Total current assets                           2,866,922         4,228,393
PROPERTY AND EQUIPMENT, at cost, net                  431,790           227,632
INVESTMENT IN JOINT VENTURES (Notes 1 & 4)          1,139,994         1,054,075
INVESTMENT IN WIRELESS CABLE SYSTEMS
   (Notes 1 & 4)                                    2,430,866         2,881,452
LICENSE DEPOSITS AND OTHER ASSETS                      88,333            77,309
                                               --------------    --------------
                                               $    6,957,905    $    8,468,861
                                               ==============    ==============
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                             $      482,342    $      591,609
  Accrued liabilities                                 345,063           232,325
  Current portion notes payable (Note 3)                 --           1,116,364
                                               --------------    --------------
      Total current liabilities                       827,405         1,940,298
                                               --------------    --------------
  Notes payable (Note 3)                                 --           1,800,000
  Deferred compensation (Note 5)                      354,636           276,045
                                               --------------    --------------
      Total liabilities                             1,182,041         4,016,343
                                               --------------    --------------
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY (Notes 1, 6, and 7):
  Common stock, $.01 par value,
  40,000,000 shares authorized,
  5,709,187 shares outstanding                         57,092            57,092
  Additional paid-in capital                       20,239,069        20,239,069
  Accumulated deficit                             (14,520,297)      (15,843,643)
                                               --------------    --------------
      Total stockholders' equity                    5,775,864         4,452,518
                                               --------------    --------------
                                               $    6,957,905    $    8,468,861
                                               ==============    ==============




      The accompanying notes are an integral part of these balance sheets.

                        AMERICAN WIRELESS SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                Quarter Ended     Quarter Ended
                                                June 30, 1994     June 30, 1995
                                                -------------     -------------

REVENUES:
  Management fees                                $     25,000      $     25,000
                                                 ------------      ------------
     Total Revenues                                    25,000            25,000
                                                 ------------      ------------

GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation                                        313,788           168,420
  Outside services                                     81,126           102,848
  Other                                               309,690           199,307
                                                 ------------      ------------
     Total Expenses                                   704,604           470,575
                                                 ------------      ------------
LOSS FROM OPERATIONS                                 (679,604)         (445,575)
                                                 ------------      ------------
LOSS FROM OPERATIONS OF JOINT
  VENTURES                                            (47,793)          (39,018)
                                                 ------------      ------------
OTHER INCOME (EXPENSE), net
  Interest expense                                   (340,386)          (35,877)
  Other                                               (65,203)           35,139
                                                 ------------      ------------
                                                     (405,589)             (738)
                                                 ------------      ------------
NET LOSS                                         $ (1,132,986)     $   (485,331)
                                                 ============      ============
NET LOSS PER SHARE                               $       (.31)     $       (.09)
                                                 ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING                 3,662,088         5,709,187
                                                 ============      ============




   The accompanying notes are an integral part of these financial statements.

                        AMERICAN WIRELESS SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                Six Months         Six Months
                                                  Ended              Ended
                                              June 30, 1994      June 30, 1995
                                              -------------      -------------

REVENUES:
  Management fees                             $       33,333     $       50,000
                                              --------------     --------------
     Total Revenues                                   33,333             50,000
                                              --------------     --------------

GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation                                       637,256            473,220
  Outside services                                   277,520            265,176
  Other                                              532,869            510,155
                                              --------------     --------------
     Total Expenses                                1,447,645          1,248,551
                                              --------------     --------------
LOSS FROM OPERATIONS                              (1,414,312)        (1,198,551)
                                              --------------     --------------
LOSS FROM OPERATIONS OF JOINT
  VENTURES                                           (94,344)           (85,919)
                                              --------------     --------------
OTHER INCOME (EXPENSE), net
  Interest expense                                  (828,109)           (49,453)
  Other                                              (43,305)            10,577
                                              --------------     --------------
                                                    (871,414)           (38,876)
                                              --------------     --------------
NET LOSS                                      $   (2,380,070)    $   (1,323,346)
                                              ==============     ==============
NET LOSS PER SHARE                            $         (.66)    $         (.23)
                                              ==============     ==============
WEIGHTED AVERAGE SHARES OUTSTANDING                3,589,958          5,709,187
                                              ==============     ==============




   The accompanying notes are an integral part of these financial statements.

                        AMERICAN WIRELESS SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                     Six Months      Six Months
                                                       Ended           Ended
                                                   June 30, 1994   June 30, 1995
                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $ (2,380,070)   $ (1,323,346)
  Adjustments to reconcile net
   loss to cash used for
   operating activities -
    Depreciation and amortization                       553,199          49,204
    Loss on disposal of assets                            3,565         200,347
    Loss from operations of joint ventures               94,344          85,919
  Changes in assets and liabilities -
    Decrease in prepaid expenses
      and other assets                                  100,662         107,330
    Decrease in accounts payable
      and accrued liabilities                          (191,468)        (25,699)
                                                   ------------    ------------
      Net cash used for operating activities         (1,819,768)       (906,245)
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                (171,222)        (32,388)
  Investment in wireless cable
    television systems                               (1,015,812)       (393,590)
  Sales of marketable securities                        742,825            --
  Increase in due from affiliates                      (120,353)        (94,586)
  Note receivable issued                             (2,037,851)           --
  Decrease in deposits                                     --             1,024
                                                   ------------    ------------
      Net cash used for investing activities         (2,602,413)       (519,540)
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                  --         2,800,000
  Net proceeds from sale of common stock              1,986,082            --
                                                   ------------    ------------
      Net cash provided by financing
        activities                                    1,986,082       2,800,000
                                                   ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (2,436,099)      1,374,215
CASH AND CASH EQUIVALENTS,
  beginning of period                                 3,244,275         376,621
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS,
  end of period                                    $    808,176    $  1,750,836
                                                   ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for interest         $    325,129    $       --
                                                   ============    ============



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN WIRELESS SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (Unaudited)



(1)   BACKGROUND, ORGANIZATION AND OPERATIONS:

Background and Organization

     American Wireless Systems, Inc. (the Company) was originally incorporated in Minnesota in 1988 as Short Takes, Inc. The Company ceased its prior business activities in April 1991, at which time the Company began searching for a suitable business for acquisition or merger. Its sole asset was cash of $669,000 on December 17, 1992, when it acquired certain operating assets and liabilities of AWS, Inc. (formerly American Wireless Systems, Inc.), a California corporation (Wireless California) in exchange for 2,572,000 shares of Common Stock which represented 82.5% of the outstanding common stock of the Company (the reverse acquisition). For accounting purposes, this transaction has been treated as an issuance of Common Stock for cash by Wireless California. Wireless California was subsequently liquidated into AWS Liquidating L.L.C., an Arizona limited liability company (AWS L.L.C.).

     In April 1993, the stockholders approved changing the Company's name from Short Takes, Inc. to American Wireless Systems, Inc. In addition, the Company was reincorporated in the state of Delaware and declared a reverse stock split of 1-for-2.5. On October 18, 1994, the stockholders of the Company approved a reverse stock split of 1-for-3. The accompanying financial statements have been retroactively restated to reflect these reverse stock splits.

Operations

     The Company currently owns an interest in and manages the operations of wireless cable television systems in Minneapolis and Fort Worth, and holds an interest in or owns the rights to certain wireless cable television channels in Los Angeles, Dallas, Pittsburgh and Memphis. Wireless cable is an emerging business that provides television programming to subscribers by transmitting a signal via microwave frequencies licensed by the Federal Communications Commission (FCC) to antennae located at the subscribers' premises.

     The Company's wireless cable systems are all in either the initial development stage or in the early operating stage; therefore, significant additional investment will be required to develop those systems to a level that will provide positive cash flow.

     The Company believes that it has sufficient funds to cover its overhead expenses through January 1996, assuming the sale the Company's assets related to the Pittsburgh market is consummated, at which time the Company will require additional financing (see Note 3).

(2)     BASIS OF PRESENTATION

     The financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures are adequate to make the information presented not misleading.

     The Company follows the accounting policies set forth in its financial statements filed on Form 10-KSB for the year ended December 31, 1994.

(3)   FINANCING:

     In April 1994, the Company filed a Registration Statement on Form SB-2 in connection with a proposed public offering, which was amended to include the offer and sale of 2,500,000 Units, each Unit consisting of two shares of Common Stock and one Warrant to purchase one share of Common Stock. For a variety of reasons, including the Company's difficulty in securing the necessary clearances to offer and sell its securities from various government authorities and obtaining approval to list its securities for trading on Nasdaq, as well as the fact that the Company's independent public accountants currently cannot express an opinion on the Company's December 31, 1994 financial statements that would be acceptable under the provisions of the Securities Act of 1933, the Company has been unable to complete its offering as contemplated. The Company does not anticipate that public financing will be a viable option in the near future. Therefore, the Company is pursuing various options, including the sale of one or more of its assets, merger with a third party or the sale of the Company as a whole. In connection with these efforts, on March 27, 1995, the Company executed an agreement with Daniels & Associates L.P. ("Daniels") engaging Daniels as the Company's exclusive representative with regard to a sale of all or a portion of the assets of or an equity ownership interest in the Company.

     In February 1995, the Company obtained a $500,000 loan from a shareholder of the Company. The loan agreement was amended April 24, 1995 to provide the Company with an additional loan of $500,000. The loan is secured by the Company's interest in the rights to the wireless cable licenses and equipment in the Memphis market and the proceeds from the proposed sale of the Company's interest in either the Memphis or Pittsburgh markets. The loan bears interest at 15% per annum and is due on the earlier of the closing of the potential sale of assets in Memphis, the closing of the potential sale of assets in Pittsburgh or September 1, 1995.

     On March 28, 1995, the Company entered into an agreement to sell all of its interest in the assets of the Pittsburgh market for $1,250,000 in cash. Also, on May 25, 1995, the Company entered into a letter of intent with another third party to exchange all of the Company's remaining assets for cash and/or shares of common stock of the third party. In connection with the May 25, 1995 letter of intent, which expired by its terms on June 30, 1995, the Company received a $200,000 non-refundable deposit on May 26, 1995 and a loan of $1,800,000 on June 23, 1995, evidenced by a promissory note ("Note") dated May 26, 1995. The Company continues to negotiate an exchange transaction with the third party, although no agreement has been reached and there can be no assurance that any agreement will be consummated. The Note is due on or before July 1, 1996 with interest, payable quarterly, at a rate of approximately 2% over the prime rate. The Note is secured by the rights to the wireless cable licenses and equipment in the Dallas market.


(4)   WIRELESS CABLE TELEVISION SYSTEMS:

Jointly Owned Systems

     The Company currently owns an equity interest in and manages the operations of wireless cable systems in Minneapolis, Minnesota (AWS-Minneapolis) (25% interest) and Fort Worth, Texas (AWS-Fort Worth) (20% interest). In addition, the Company owns an equity interest in a wireless cable system under development in Pittsburgh, Pennsylvania (25% interest).

     The Minneapolis system has been in operation since March 1993. The Company's joint venture partner is a general partnership which was formed to acquire an interest in and jointly develop and operate the Minneapolis wireless cable system. In accordance with the terms of the joint venture agreement, losses are to be allocated in accordance with contributed capital and profits are to be allocated (i) in accordance with contributed capital to the extent of previously allocated losses and then (ii) 25% to the Company and 75% to the general partnership thereafter.

     In April 1994, the Company loaned the general partnership $2,000,000 to fund additional development of the system. The loan bears interest at 8% per annum and is payable in full by October 5, 1995. In the event that the loan is not repaid, the Company will receive an additional equity interest in the Minneapolis joint venture of approximately 10%. AWS-Minneapolis obtained a loan of $550,000 from a third party on May 19, 1995. The loan is secured by a portion of the assets of AWS-Minneapolis, bears interest at the rate of 12% per annum and is due December 31, 1995. As manager of AWS-Minneapolis and with certain staff reductions made in June 1995, the Company believes the loan proceeds will allow the system to continue a minimal level of development and fund operating overhead through December 1995. As part of the loan agreement, AWS-Minneapolis entered into a letter of intent with the lender to merge or become a subsidiary of the lender, subject to approval of the members of AWS-Minneapolis and the board of directors and shareholders of the lender. The potential merger would give AWS-Minneapolis a source of financing for long-term development. The Company is currently assisting its joint venture partner in its efforts to obtain additional sources of long-term financing to continue development of the system.

     The Fort Worth system has been in operation since November 1992. The Company's joint venture partner is a general partnership which was formed to acquire an interest in and jointly develop and operate the Fort Worth wireless cable system. The Fort Worth system has been operated through an informal joint venture agreement. The accompanying financial statements include an estimate of the Company's pro rata losses in this system.

     AWS-Fort Worth does not have sufficient funds to continue development of the system. The Company's joint venture partner also does not have funds to contribute to the joint venture and has expressed its belief that Wireless California is obligated to provide additional funds to develop the system to a positive cash flow position. The Company does not believe it has such an obligation; however, as with AWS-Minneapolis, it is assisting its joint venture partner in obtaining a source of long-term financing to continue development of the system. The Company continues to negotiate the terms of definitive joint venture and management agreements in order to formalize the two and one-half year relationship. In order to protect the Company's interest in the assets of AWS-Fort Worth, the Company has advanced approximately $366,000 from May 1, 1993, to June 30, 1995. The funds were used to fund the system's negative cash flow and maintain the current subscriber base.

     The Pittsburgh system is still in its initial development stage. On March 28, 1995, the Company entered into an agreement to sell all of its interest in the assets of the Pittsburgh market for $1,250,000 in cash. The agreement provides that the compensation will be paid at closing, which the parties anticipate will be no later than September 30, 1995. The agreement is also subject to other terms and conditions, including the approval of general partners holding a majority of the interests in the Pittsburgh general partnership, and accordingly, there can be no assurance that the agreement will be consummated on a timely basis or pursuant to the terms contemplated by the parties.

Wholly Owned Systems

     The Company's investment in wholly owned systems consists primarily of the costs to acquire the rights to FCC licenses in Dallas (16), Los Angeles (9) and Memphis (22). The lease agreements provide for the Company to pay for the excess airtime use, new transmission equipment and all other operating expenses of the channels including co-location costs.

     On March 31, 1995, the Company entered into a letter of intent with TruVision Cable, Inc. ("TruVision") to sell all of the Company's interest in the Memphis market for $2,200,000 in cash and a promissory note. The letter of intent with respect to the Memphis market was terminated by the Company on May 17, 1995 (see Note 7). On May 25, 1995, the Company entered into a letter of intent with another party to exchange all of the Company's assets, other than those related to the Pittsburgh market, for cash and/or shares of common stock of the third party (see Note 3).


(5)   DEFERRED COMPENSATION

     Effective August 1994, an individual who held the position of Chairman of the Board, President and Chief Financial Officer resigned. In connection with such resignation, this individual entered into a severance agreement with the Company. The Company agreed to pay this individual his annual base salary, as provided by the terms of his employment agreement, a bonus consistent with the bonuses awarded to certain other officers, if any, and to reimburse certain other expenses for a period of three years. As a result, the Company recognized approximately $566,000 of compensation expense in the third quarter of 1994. The liability as of June 30, 1995 is approximately $433,000, of which approximately $276,000 is a long-term liability.


(6)   STOCKHOLDERS' EQUITY:

Warrants and Options

     The Company currently has outstanding 617,664 warrants and options to acquire shares of the Company's Common Stock at a weighted average exercise price of $9.79 per share. In addition, there are currently 163,666 options outstanding to acquire shares of Common Stock under the 1993 Stock Option Plan at a weighted average exercise price of $8.46 per share.

Escrowed Shares

     Approximately 1.88 million shares of the Company's outstanding Common Stock, which are owned by the former owners of Wireless California, were released from escrow in February 1995. The shares were pledged by the former shareholders to secure the indemnification of the Company by Wireless California for potential losses incurred from claims arising out of the prior offerings of general partnership interests by Wireless California. In December 1994, the Company made a $35,000 claim on the escrowed shares for an advance to Wireless California to pay administrative penalties assessed Wireless California by the state of Arizona (see Note 7). All but 50,000 shares were released from escrow and distributed to the members of AWS L.L.C. in February 1995. The remaining 50,000 shares have been retained to potentially fund a claim made by the Company which is currently being disputed by AWS L.L.C. The shares will remain in escrow until the dispute is resolved. No other claims were made on the escrowed shares.


(7)      COMMITMENTS AND CONTINGENCIES:

     Prior to the sale of certain assets by Wireless California to the Company, approximately $29,000,000 was raised in connection with the offering of general partnership interests in three general partnerships, each of which was formed for the purpose of acquiring an interest in the rights to develop and operate a wireless cable television system in Fort Worth, Minneapolis and Pittsburgh. Through an affiliate, Wireless California participated in the offer and sale of the general partnership interests without registration under any federal or state securities laws based on the belief that the general partnership interests did not constitute securities under federal and applicable state laws. Certain current and former officers and directors of the Company were formerly officers and directors of Wireless California.

     Following an investigation by the Commission involving the activities of Wireless California in connection with the offer and sale of the general partnership interests as described above, the Company and certain of its current and former officers, without admitting or denying any wrongdoing, agreed to consent to an order of the Commission to cease and desist from committing or causing any violation and any future violations of the securities registration provisions of the 1933 Act and the broker-dealer registration provisions of the Exchange Act.

     Securities administrators in 22 states also have conducted or are presently conducting investigations of the activities related to the unregistered sale of the general partnership interests described above. The actions taken by the various state securities administrators range from no action taken to the issuance of 15 cease and desist orders and consent orders pursuant to which Wireless California, the issuing general partnerships, and certain officers of Wireless California were required to cease selling general partnership interests without registration, to offer rescission to individuals who purchased general partnership interests and, in certain cases, to pay administrative penalties. In addition, AWS L.L.C. has entered into a consent order with the State of Illinois pursuant to which AWS L.L.C. agreed to cease and desist from selling general partnership interests without registration, to pay an administrative penalty, and to cause a rescission offer to be made to Illinois residents not later than the earlier to occur of 45 days from the date of the Company's proposed public offering or 180 days from the date of the order. Following an investigation by the state of Arizona, AWS L.L.C. and current and former officers of the Company consented to an order of the Arizona Corporation Commission to cease and desist from selling securities unless the sale is registered or exempt from registration and to the imposition of an administrative penalty against AWS L.L.C. The Company also consented to a separate order that requires the Company to make an offer of rescission to all general partners who are Arizona residents or who were offered and sold their interests from Arizona. To the knowledge of the Company, there are no other active federal or state regulatory proceedings or investigations.

     Following the completion of the Company's proposed public offering, the Company intended to effect a rescission offer to offer to purchase the interests of the general partners in the three general partnerships that own an interest in joint ventures with the Company. Due to the Company's inability to complete the offering and its current lack of funds, the Company is currently unable to offer to purchase the general partnership interests, and will not have the ability to complete the order of rescission imposed by the state of Arizona unless alternative financing is obtained or alternatives to rescission are arranged. Accordingly, the Company is currently attempting to amend the order to provide for alternatives to rescission, although there can be no assurance that the Company will be successful in this regard. The Arizona order currently provides that if the offers to purchase are not made, the Company will be required to pay to the Arizona Corporation Commission an amount equal to the amount of the investment made by all general partners who are Arizona residents, or approximately $566,000, plus interest from the time of investment. There can be no assurance that the Company will be able to satisfy the Arizona rescission order.

     Since October 31, 1992, Wireless California, the general partnerships and the current and former officers of the Company have ceased all activities involving the offer and sale of general partnership interests, although one of the general partnerships continued to raise funds through capital calls to existing general partners after such date. In addition to the rescission offer described above, Wireless California and the general partnership issuers voluntarily elected to offer to purchase the general partnership interests of certain general partners in exchange for cash in an amount equal to the funds contributed by such general partners. As of August 12, 1995, approximately 1,170 of the approximately 1,930 purchasers of general partnership interests had been offered rescission or a return of their investment by Wireless California or the general partnership issuers and approximately 80 had accepted the offer, all of which have been paid. None of such offers, however, were necessarily conducted in accordance with the statutory requirements of the various states. To the extent such requirements were not met, potential securities liability arising from the offer and sale of the general partnership interests will not be statutorily eliminated until the statutes of limitation with respect to such claims have expired or an offer is made in accordance with the statutory rescission requirements of any state.

     There can be no assurance that current general partners or any governmental agency will not institute proceedings against Wireless California or the Company as the successor to Wireless California based on a failure to register the general partnership interests in connection with a public offering or for damages based on alleged omissions or misrepresentations of material information in connection with the sale of such interests. In connection with the acquisition of certain assets of Wireless California, the Company expressly disclaimed any liabilities of Wireless California arising out of the offer and sale of the general partnership interests described above. There is a possibility, however, that a successful claim against Wireless California could be asserted against the Company based on a number of theories involving successor liability. The institution of legal action against the Company arising out of the offer and sale of general partnership interests by Wireless California could result in substantial defense costs to the Company and the diversion of efforts by the Company's management, and the imposition of liabilities against the Company could have a material adverse effect on the Company. Based on its experience to date, however, taking into account the status of investigations by various state securities administrators, the absence of any asserted claim for rescission having been instituted by any of the general partners against any of the general partnerships, Wireless California or the Company, the Company's assessment of the current value of the general partnership interests, the relatively small number of general partners who have accepted previous offers by Wireless California or its shareholders to purchase general partnership interests, the existence of a number of possible defenses to any claims asserted against it, and other factors, the Company does not believe the ultimate resolution of this matter will have a material adverse impact on its financial condition.

     The Company is currently named as a defendant in two separate lawsuits. On May 16, 1995, William R. Jenkins, the former Chief Executive Officer of the Company, filed a lawsuit in Arizona state court alleging breach of his employment contract and claims damages for all amounts due under the employment contract, treble damages under Arizona statute, attorney's fees and costs. On June 2, 1995, the Company filed a Petition to Compel Arbitration, including counterclaims. The Company estimates the amount due under Mr. Jenkins' employment contract, if he were successful, is approximately $167,000. The Company terminated Mr. Jenkins for cause on January 18, 1995. On June 21, 1995 TruVision, the third party to the letter of intent for sale of the Memphis market (see Note 4), filed a lawsuit, as amended June 29, 1995, in the state of Mississippi alleging that the Company breached the letter of intent dated March 31, 1995, that the parties entered into a binding agreement on May 18, 1995 which the Company has breached, and that the Company committed fraud and negligent misrepresentation. The Company disputes these claims based on the position that it lawfully terminated the letter of intent on May 17, 1995. The Amended Complaint requests damages in the amount of $28,196,642, punitive damages in the amount of $20,000,000, together with interest and all costs of court. The Company believes it has adequate grounds to successfully defend both lawsuits. The Company does not expect that a judgement against the Company, if any, would have a material adverse effect on its financial condition or results of operations.



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

     The Company currently owns an interest in and manages the operations of wireless cable systems in Minneapolis and Fort Worth and holds an interest in or owns the rights to certain wireless cable television channels in Los Angeles, Dallas, Pittsburgh and Memphis. Launched in March 1993 and November 1992,
respectively, the Minneapolis and Fort Worth systems currently serve approximately 2,400 and 1,600 subscribers, respectively.

     The wireless cable business is a capital intensive business and, to date, the Company's existing wireless cable systems in Minneapolis and Fort Worth have been financed primarily through joint ventures. Initially, significant capital is required to acquire the rights to wireless cable channels, construct the headend facility, co-locate the channels and fund negative cash flow until the system is able to install a sufficient number of subscribers to fund its operating expenses. After operations have been launched, the Company estimates that the incremental cost per subscriber is approximately $520 (assuming one-half of the subscribers order additional outlets which require additional equipment and labor). The Company does not expect any of its systems to provide cash flow to the Company unless significant additional capital can be obtained.

     The Minneapolis and Fort Worth systems are currently operational; however, the Minneapolis and Fort Worth systems are currently installing a minimal number of subscribers each month in order to offset subscriber churn. The Company's proposed wireless cable systems in Los Angeles, Dallas, Pittsburgh and Memphis are currently in the development stage. None of these systems have subscribers, or the financing necessary to add subscribers, to generate positive cash flow from operations. A significant investment in equipment and engineering would have to be made to ready these markets for launch. The Company does not anticipate making this investment unless significant additional capital is obtained.

     The Company will require additional financing in January 1996, assuming the sale of the Company's assets related to the Pittsburgh market is consummated, to fund its operating expenses. With respect to long-term funding, the Company is pursuing various financing options including the sale of one or more of its assets, merger with a third party or sale of the Company as a whole. In connection with these efforts, on March 27, 1995, the Company executed an agreement with Daniels & Associates, L.P. ("Daniels") engaging Daniels as the Company's exclusive representative with regard to a sale of all or a portion of the assets of or an equity ownership interest in the Company.

     In Minneapolis, the joint venture agreement requires the Company's joint venture partner to contribute all financing required by the system. Pursuant to a management agreement, the Company currently serves as the manager of the
Minneapolis joint venture. The Company lent its joint venture partner $2,000,000, which has been contributed to the joint venture to fund the operations of the system. These funds allowed the system to install approximately 2,700 subscribers. AWS-Minneapolis obtained a loan of $550,000 from a third party on May 19, 1995. The loan is secured by a portion of the assets of AWS-Minneapolis, bears interest at the rate of 12% per annum and is due December 31, 1995. As manager of AWS-Minneapolis and with certain staff reductions made in June 1995, the Company believes the loan proceeds will allow the system to continue a minimal level of development and fund operating overhead through December 1995. As part of the loan agreement, AWS-Minneapolis entered into a letter of intent with the lender to merge or become a subsidiary of the lender, subject to approval of the members of AWS-Minneapolis and the board of directors and shareholders of the lender. The potential merger would give AWS-Minneapolis a source of financing for long-term development. The Company is currently assisting its joint venture partner in its efforts to obtain additional sources of financing.

     In Fort Worth, the Company currently serves as the manager through an informal management agreement, but to date has not been compensated for its efforts. In addition, the joint venture agreement between the Company and the Fort Worth general partnership is informal. Over the past two and one-half years, the Company and the Fort Worth general partnership have been negotiating the terms of a definitive joint venture arrangement and a management agreement to formalize the relationship; however, to date, no agreement has been obtained. At present, the Company is funding negative cash flow of approximately $25,000 per month to the Fort Worth system. As with AWS-Minneapolis, the Company is assisting its joint venture partner in obtaining a source of long-term financing to continue development of the system.

     In Dallas and Los Angeles, the Company currently owns or leases the rights to 16 and nine wireless cable channels, respectively. The Company anticipated that funding for launch of a wireless cable system in Dallas and Los Angeles would be available from the proceeds of the Company's proposed public offering (see Liquidity and Capital Resources). Because this offering has not been completed, preparation for any launch has been delayed indefinitely.

     In Memphis, the Company owns or leases the rights to 22 wireless cable channels. On April 3, 1995, the Company entered into a letter of intent with TruVision Cable, Inc. ("TruVision") for the sale of the Company's interest in the proposed Memphis system for $2,200,000. The Company terminated the letter of intent on May 17, 1995. TruVision has disputed the termination and on June 21, 1995 filed a lawsuit, as amended June 29, 1995, against the Company (see Part II, Item 1. Legal Proceedings).

     On March 28, 1995, the Company entered into an agreement with CAI Wireless Systems, Inc. ("CAI") to sell all of its interest in the assets of the Pittsburgh market to CAI for $1,250,000 in cash. The agreement provides that the compensation will be paid at closing, which the parties anticipate will be no later than September 30, 1995. The agreement is also subject to other terms and conditions, including the approval of general partners holding a majority of the interests in the Pittsburgh general partnership, and accordingly, there can be no assurance that the agreement will be consummated on a timely basis or pursuant to the terms contemplated by the parties.

     On May 25, 1995, the Company entered into a letter of intent with Heartland Wireless Communications, Inc. ("Heartland") to exchange all of the Company's remaining assets for cash and/or shares of common stock of Heartland (see Liquidity and Capital Resources). Although the letter of intent has expired, the Company continues to negotiate with Heartland to reach an agreement. There can be no assurance that an agreement will be reached between these parties, or, if an agreement is reached, what the terms of that agreement will be.


Results of Operations

     As described above, the Company has interests in, but does not have any wholly owned operating wireless cable systems, and therefore had no operating revenue in either of the quarters ended June 30, 1995 or June 30, 1994. The Company accrued management fees of $25,000 for both the second quarters of 1995 and 1994. Management fees are for services provided to AWS-Minneapolis.

     For the quarters ended June 30, 1995 and June 30, 1994, the Company had net losses of $485,331 and $1,132,986, respectively. General and administrative expenses decreased by approximately $234,000 for the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994. The primary components of general and administrative expenses include compensation, professional services including legal and accounting services, rental expense, depreciation and travel and entertainment. Compensation expense decreased approximately $146,000 for the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994. This decrease was due to the reduction of two executive officers in August 1994 and January 1995 and approximately 50% reduction of other personnel in January 1995 and February 1995. Professional expense increased approximately $22,000 for the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994, primarily due to timing of legal, accounting and engineering services. Other general and administrative expenses decreased approximately $111,000 for the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994, primarily due to expenses associated with relocating the Company's offices to a more economical facility in February 1995 and staff reductions in January 1995 and February 1995.

     The Company's loss from operations of joint ventures decreased slightly (approximately $9,000) as the Company's joint venture partner contributed $686,000 to the joint venture, thereby reducing the Company's loss allocation. In Minneapolis, the Company's allocated losses are based on contributed capital rather than its beneficial interest. Accordingly, the Company's allocated share of the losses on a percentage basis is less than its beneficial interest. In Fort Worth, the Company's recorded losses are based on the anticipated terms of the joint venture agreement, which the Company currently is negotiating.

     Interest expense for the quarter ended June 30, 1995 represents interest on the outstanding notes payable. Interest expense for the quarter ended June 30, 1994 represents interest on the Company's 12% convertible, subordinated notes, which were converted into shares of the Company's Common Stock as of September 1994, and amortization of debt issuance costs associated with these convertible notes.

     Other income for the quarter ended June 30, 1995 is primarily comprised of $200,000 in other income related to the Heartland letter of intent (see Liquidity and Capital Resources), net of approximately $174,000 of expense related to a write-off of a majority of the assets related to an engineering project that was discontinued by the Company in February 1995. Other expense for the quarter ended June 30, 1994 represents a gain of approximately $40,000 on the sale of assets, net of a $105,000 reserve for market valuation of the Company's marketable equity securities.

Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." In connection with the reverse acquisition of Wireless California on December 17, 1992, the basis in the assets acquired and liabilities assumed by the Company were substantially the same for book and tax purposes; therefore, no significant deferred tax assets or liabilities existed. During the year ended December 31, 1993, the Company was able to utilize a portion of its losses generated to recapture previous taxes paid by Wireless California. Such recapture has been treated as a capital contribution to the Company by Wireless California.

     At June 30, 1995, the Company had no significant deferred tax assets or liabilities. The Company has available net operating loss carry forwards of approximately $7,679,000 that begin expiring in 2009. No benefit from these net operating loss carryforwards has been realized in the Company's financial statements.

Liquidity and Capital Resources

     All of the Company's wireless cable systems are either in the development stage or early operating stage. The Company's efforts to date have been directed primarily toward the acquisition of channel rights and launch of systems. The Company has had limited sources of revenue and capital, has incurred losses since inception, and expects to incur additional losses. Since none of the Company's existing or proposed systems have advanced beyond the early operating or development stage, the Company anticipates that it will be dependent upon external financing and continue to incur losses. As a result, in their report on the Company's financial statements as of December 31, 1993, the Company's independent public accountants have included an explanatory paragraph that describes factors raising substantial doubt about the Company's ability to continue as a going concern. Due to the Company's prior financing constraints, the Company did not engage its independent public accountants to perform an audit for the year ended December 31, 1994 to be included in the Company's Form 10-KSB for the year ended December 31, 1994. Because additional financing was secured (see below), the Company has currently engaged its independent public accountants to perform an audit of its financial statements for the year ended December 31, 1994. Upon completion, the Company will file the audit report as an amendment to the Company's Form 10-KSB for the year ended December 31, 1994.

     In February 1995, the Company obtained a $500,000 loan from a shareholder of the Company. The loan agreement was amended April 24, 1995 to provide the Company with an additional loan of $500,000. The loan is secured by the Company's interest in the rights to the wireless cable licenses and equipment in the Memphis market and the proceeds from the proposed sale of the Company's interest in either the Memphis or Pittsburgh markets. The loan bears interest at 15% per annum and is due on the earlier of the closing of the potential sale of assets in Memphis, the closing of the potential sale of assets in Pittsburgh or September 1, 1995.

     On March 28, 1995, the Company entered into an agreement with CAI Wireless Systems, Inc. ("CAI") and the joint venture general partnership to sell all of the Company's interest in the assets of the Pittsburgh market to CAI for $1,250,000 in cash. The agreement provides that the compensation will be paid at closing, which the parties anticipate will be no later than September 30, 1995. The agreement is also subject to other terms and conditions, including the approval of general partners holding a majority of the interests in the Pittsburgh general partnership, and accordingly, there can be no assurance that the agreement will be consummated on a timely basis or pursuant to the terms contemplated by the parties.

     On May 25, 1995, the Company entered into a letter of intent with Heartland to exchange all of the Company's remaining assets for cash and/or shares of common stock of Heartland. Although the letter of intent expired in June 1995, the Company and Heartland continue to negotiate the terms of an agreement under which Heartland would acquire the Company. In connection with the Heartland letter of intent, the Company received a $200,000 non-refundable deposit on May 26, 1995 and a loan of $1,800,000 on June 23, 1995, evidenced by a promissory note ("Note") dated May 26, 1995. The Note is due on or before July 1, 1996 with interest, payable quarterly, at a rate of approximately 2% over the prime rate. The Note is secured by the rights to the wireless cable licenses and equipment in the Dallas market.

     The Company estimates that the above proceeds will fund its operations through January 1996, assuming the sale of the Company's assets related to the Pittsburgh market is consummated. During this time, the Company will pursue various long-term financing options, including those outlined above that propose to sell or exchange assets with a third party. In connection with these efforts, on March 27, 1995, the Company executed an agreement with Daniels engaging Daniels as the Company's exclusive representative with regard to a sale of all or a portion of the assets of or an equity ownership interest in the Company.

     In April 1994, the Company filed a Registration Statement on Form SB-2 in connection with a proposed public offering of the Company's securities. For a variety of reasons, including the Company's difficulties in securing the necessary clearances to offer and sell its securities from various government authorities and obtaining approval to list its securities for trading on Nasdaq, as well as the fact that the Company's independent public accountants currently cannot express an opinion on the Company's December 31, 1994 financial statements that would be acceptable under the provisions of the Securities Act of 1993, the Company has been unable to complete its offering as contemplated. Accordingly, the Company currently does not have sufficient funds required to develop, launch and grow the existing and proposed wireless cable systems in which it holds an interest. In addition, due to its limited cash reserves and lack of available long term financing, the Company does not believe it currently has the ability to secure the necessary funds for development of these systems.

     In connection with the proposed public offering, the Company signed a letter of intent with Laidlaw Holdings, Inc. ("Laidlaw"). The letter of intent contemplated a firm underwriting by Laidlaw of the Company's Common Stock for $30,000,000, in exchange for which Laidlaw would receive a 7.5% underwriting discount, reimbursement for out of pocket fees and expenses, and warrants equal to 7.5% of the offering, exercisable at 120% of the public offering price. The letter of intent also provided that if the Company terminated the offering prior to May 20, 1995, it would be required to pay Laidlaw's out of pocket fees and expenses, which are approximately $190,000, and a break-up fee equal to $200,000 if the Company merged with another company within six months of such termination. Following the termination of Mr. Jenkins in January 1995, Laidlaw informed the Company that it believed the Company had effectively terminated the offering and requested that the Company reimburse it for its out of pocket expenses. The Company responded to Laidlaw by denying that it had terminated the offering.

     The Minneapolis and Fort Worth systems currently are owned by joint ventures and, following completion of their initial development phases, the systems were launched in March 1993 and November 1992, respectively. Currently, the Minneapolis and Fort Worth systems have approximately 2,400 and 1,600 subscribers, respectively; however, additional subscribers must be added to each system to enable either system to achieve positive cash flow from operations. In April 1994, the Company lent $2,000,000 to the Minneapolis general partnership, which was contributed to the Minneapolis joint venture to fund installation of additional subscribers and operating expenses. AWS-Minneapolis obtained a loan of $550,000 from a third party on May 19, 1995. The loan is secured by a portion of the assets of AWS-Minneapolis, bears interest at the rate of 12% per annum and is due December 31, 1995. As manager of AWS-Minneapolis and with certain staff reductions made in June 1995, the Company believes the loan proceeds will allow the system to continue a minimal level of development and fund operating overhead through December 1995. As part of the loan agreement, AWS-Minneapolis entered into a letter of intent with the lender to merge or become a subsidiary of the lender, subject to approval of the members of AWS-Minneapolis and the board of directors and shareholders of the lender. The potential merger would give AWS-Minneapolis a source of financing for long-term development. The Company is currently assisting its joint venture partner in its efforts to obtain additional sources of financing.

     The Company's Fort Worth joint venture partner currently does not have additional capital to fund continued growth of the Fort Worth system. The Company has advanced the system approximately $366,000 since May 1993 in order to fund the systems's negative cash flow and maintain the assets. The Company has not entered into a formal written agreement with the Fort Worth general partnership regarding the Company's interest in and management of the operations of the joint venture. Over the past two and one-half years, the Company and the Fort Worth general partnership have been negotiating the terms of a definitive joint venture arrangement and a management agreement to formalize the relationship, however; to date, no agreement has been reached. At present, the Company is funding negative cash flow of approximately $25,000 per month to the Fort Worth system. As with AWS-Minneapolis, the Company is assisting its joint venture partner in obtaining a source of long-term financing to continue development of the system.

     Significant development beyond the stage of acquiring the rights to wireless cable licenses for the Company's proposed systems in Dallas, Los Angeles and Memphis has not commenced. The Company does not anticipate using a significant amount of additional funds to further develop these markets and the Company may sell one or more of these assets. As described above, the Company currently is negotiating an agreement to exchange all of its assets with a third party for cash and/or shares of common stock of the third party.

     Given the Company's inability to acquire sufficient financing to launch and add a significant number of subscribers to its wireless cable systems, the Company does not believe that any of its systems will generate sufficient cash flow to meet operating expenses in the near future. Since none of the Company's systems are expected to generate sufficient cash flow, the Company is pursuing alternative financing options including the sale of one or more of its assets, a merger or other combination with a third party, or sale of the Company as a whole. If additional financing is not obtained to continue development of its systems or if the Company's alternative financing options, outlined above, are not successful, the Company's assets and current operating activities could be materially and adversely affected.



                                    PART II


Item 1.  Legal Proceedings
         -----------------

     The information required by Part II, Item 1 is incorporated by reference from Note 7 to the Financial Statements included in Part I, Item 1 of this Form 10-QSB.



Item 2.  Changes in Securities
         ---------------------

     None.


Item 3.  Defaults upon Senior Securities
         -------------------------------

     None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     None.


Item 5.  Other Information
         -----------------

     None.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
     (a)   Exhibits

     Exhibit No.

       10.28 Promissory Note dated May 26, 1995 between the Registrant and Heartland Wireless Communications, Inc. in the amount of $1,800,000.00.

       10.29 Security Agreement dated May 26, 1995 between the Registrant and Heartland Wireless Communications, Inc.

       27.1       Financial  Data Schedule for the interim period ended June 30,
                  1995.


     (b) No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN WIRELESS SYSTEMS, INC.
                                      -------------------------------
                                               (Registrant)






DATED:  August 14, 1995               By: /s/ Steven G. Johnson
                                          ---------------------
                                          Steven G. Johnson
                                          President and Chief Executive Officer







DATED:  August 14, 1995               By: /s/ Daniel A. Cartwright
                                          ------------------------
                                          Daniel A. Cartwright
                                          Chief Financial Officer