Form 10QSB
period 1995-09-30
AMERICAN WIRELESS SYSTEMS INC
filed 1995-11-14
CIK 844698

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended September 30, 1995



Commission File Number:                     0-11412



                        AMERICAN WIRELESS SYSTEMS, INC.
                      (Exact name of small business issuer
                          as specified in its charter)


           DELAWARE                                   41-1616965
           --------                                   ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)



             7426 E. Stetson Drive, Suite 220, Scottsdale, AZ 85251
             ------------------------------------------------------
                    (Address of principal executive offices)


              11811 N. Tatum Blvd., Suite 1060, Phoenix, AZ 85028
              ---------------------------------------------------
                (Former address of principal executive offices)


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



Number of shares of common stock, $.01 par value, of registrant outstanding at September 30, 1995: 5,709,187

                               TABLE OF CONTENTS





PART I.     FINANCIAL INFORMATION


Item 1.     Financial Statements -


     Balance Sheets - December 31, 1994 and September 30, 1995 . . . . . .    1

     Statements of Operations - Quarters Ended September 30, 1994
       and September 30, 1995 . . . . . . . . . . . . . . . . . . . . . . .   2


     Statements of Operations - Nine Months Ended September 30, 1994
       and September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . .  3


     Statements of Cash Flows - Nine Months Ended September 30, 1994
       and September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . .  4


     Notes to Financial Statements - September 30, 1995  . . . . . . . . . .  5


Item 2.    Management's Discussion and Analysis  . . . . . . . . . . . . . . 10



PART II.     OTHER INFORMATION


Item 1.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 13


Item 2.     Change in Securities . . . . . . . . . . . . . . . . . . . . . . 14


Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . . . . . .  14


Item 4.     Submission of Matters to a Vote of Security Holders  . . . . . . 14


Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . .  14


Item 6.     Exhibits & Reports on Form 8-K . . . . . . . . . . . . . . . . . 14



                                     PART I

Item 1.  Financial Statements


                        AMERICAN WIRELESS SYSTEMS, INC.
                     BALANCE SHEETS - DECEMBER 31, 1994 AND
                               SEPTEMBER 30, 1995

                                  (Unaudited)



                                                December 31, 1994 September 30,1995
                                                ----------------- -----------------

                              ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                         $      376,621    $    1,182,653
 Prepaid expenses and other current assets                186,242            89,724
                                                   --------------    --------------
   Total current assets                                   562,863         1,272,377
PROPERTY AND EQUIPMENT, at cost, net                      431,790           218,404
INVESTMENT IN AND ADVANCES TO JOINT
VENTURES (Notes 1 & 4)                                  3,436,048         2,998,398
INVESTMENT IN WIRELESS CABLE SYSTEMS
  (Notes 1 & 4)                                         2,430,866         2,987,940
LICENSE DEPOSITS AND OTHER ASSETS                          88,333            77,179
                                                   --------------    --------------
                                                   $    6,949,900    $    7,554,298
                                                   ==============    ==============
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                  $      482,342    $      419,186
 Accrued liabilities                                      345,063           219,337
 Current portion notes payable (Note 3)                        --            99,442
                                                   --------------    --------------
   Total current liabilities                              827,405           737,965
                                                   --------------    --------------
 Notes payable (Note 3)                                        --         1,800,000
 Deferred compensation (Note 5)                           354,636           233,044
                                                   --------------    --------------
   Total liabilities                                    1,182,041         2,771,009
                                                   --------------    --------------
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY (Notes 1, 6, and 7):
 Common stock, $.01 par value, 40,000,000 shares
 authorized, 5,709,187 shares outstanding                  57,092            57,092
 Additional paid-in capital                            20,239,069        20,239,069
 Accumulated deficit                                  (14,528,302)      (15,512,872)
                                                   --------------    --------------
   Total stockholders' equity                           5,767,859         4,783,289
                                                   --------------    --------------
                                                   $    6,949,900    $    7,554,298
                                                   ==============    ==============




      The accompanying notes are an integral part of these balance sheets.


                        AMERICAN WIRELESS SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                Quarter Ended     Quarter Ended
                                                 September 30,     September 30,
                                                     1994              1995
                                                     ----              ----

REVENUES:
  Management fees                                $     25,000      $     25,000
                                                 ------------      ------------
   Total Revenues                                      25,000            25,000
                                                 ------------      ------------

GENERAL AND ADMINISTRATIVE EXPENSES:
 Compensation                                         916,801           156,840
 Outside services                                     131,747            70,631
 Other                                                274,667           123,211
                                                 ------------      ------------
  Total Expenses                                    1,323,215           350,682
                                                 ------------      ------------
LOSS FROM OPERATIONS                               (1,298,215)         (325,682)
                                                 ------------      ------------
LOSS FROM OPERATIONS OF JOINT
  VENTURES                                            (63,450)          (44,604)
                                                 ------------      ------------
OTHER INCOME (EXPENSE), net
 Interest expense                                    (112,735)          (76,666)
 Other                                               (484,775)          791,501
                                                 ------------      ------------
                                                     (597,510)          714,835
                                                 ------------      ------------
NET INCOME/(LOSS)                                $ (1,959,175)     $    344,549
                                                 ============      ============
NET INCOME/(LOSS) PER SHARE                      $       (.38)     $        .06
                                                 ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING                 5,217,637         5,709,187
                                                 ============      ============




   The accompanying notes are an integral part of these financial statements.

                        AMERICAN WIRELESS SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                Nine Months        Nine Months
                                                   Ended              Ended
                                                September 30,      September 30,
                                                    1994               1995
                                                    ----               ----

REVENUES:
  Management fees                             $       58,333     $       75,000
                                              --------------     --------------
   Total Revenues                                     58,333             75,000
                                              --------------     --------------

GENERAL AND ADMINISTRATIVE EXPENSES:
 Compensation                                      1,554,057            630,070
 Outside services                                    409,267            335,807
 Other                                               807,536            633,354
                                              --------------     --------------
   Total Expenses                                  2,770,860          1,599,231
                                              --------------     --------------
LOSS FROM OPERATIONS                              (2,712,527)        (1,524,231)
                                              --------------     --------------
LOSS FROM OPERATIONS OF JOINT
 VENTURES                                           (157,794)          (136,298)
                                              --------------     --------------
OTHER INCOME (EXPENSE), net
 Interest expense                                   (978,695)          (126,119)
 Other                                              (528,080)           802,078
                                              --------------     --------------
                                                  (1,506,775)           675,959
                                              --------------     --------------
NET LOSS                                      $   (4,377,096)    $     (984,570)
                                              ==============     ==============
NET LOSS PER SHARE                            $        (1.06)    $         (.17)
                                              ==============     ==============
WEIGHTED AVERAGE SHARES OUTSTANDING                4,135,431          5,709,187
                                              ==============     ==============




   The accompanying notes are an integral part of these financial statements.




                        AMERICAN WIRELESS SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                           Nine Months      Nine Months
                                                              Ended            Ended
                                                          September 30,    September 30,
                                                               1994            1995
                                                               ----            ----


CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                                 $ (4,377,096)   $   (984,570)
 Adjustments to reconcile net loss to cash used for
  operating activities -
   Depreciation and amortization                               613,717          66,079
   Loss on disposal of assets                                   49,090         200,357
   Gain on sale of assets                                           --        (786,646)
   Loss from operations of joint ventures                      157,794         136,298
   Repricing common stock warrants                             425,000              --
   Deferred compensation                                       566,381              --
 Changes in assets and liabilities -
   Decrease in prepaid expenses and other assets                (2,276)         96,518
   Decrease in accounts payable and accrued liabilities       (128,280)       (199,321)
                                                          ------------    ------------
    Net cash used for operating activities                  (2,695,670)     (1,471,285)
                                                          ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment                        (241,677)        (40,035)
 Investment in wireless cable television systems            (1,546,334)       (662,090)
 Proceeds from sale of wireless cable television system             --       1,250,000
 Sales of marketable securities                              1,325,950              --
 Note receivable issued                                     (2,000,000)             --
 Decrease in deposits                                               --           1,154
                                                          ------------    ------------
    Net cash used for investing activities                  (2,462,061)        549,029
                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of notes payable                            --       2,800,000
 Net proceeds from sale of common stock                      2,009,511              --
 Payment of notes payable                                           --      (1,071,712)
                                                          ------------    ------------
    Net cash provided by financing activities                2,009,511       1,728,288
                                                          ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                   (3,148,220)        806,032
CASH AND CASH EQUIVALENTS, beginning of period               3,244,275         376,621
                                                          ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                  $     96,055    $  1,182,653
                                                          ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for interest                $    351,510    $    134,566
                                                          ============    ============



   The accompanying notes are an integral part of these financial statements.


                        AMERICAN WIRELESS SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (Unaudited)



(1)  BACKGROUND, ORGANIZATION AND OPERATIONS:

Background and Organization

    American Wireless Systems, Inc. (the Company) was originally incorporated in Minnesota in 1988 as Short Takes, Inc. The Company ceased its prior business activities in April 1991, at which time the Company began searching for a suitable business for acquisition or merger. Its sole asset was cash of $669,000 on December 17, 1992, when it acquired certain operating assets and liabilities of AWS, Inc. (formerly American Wireless Systems, Inc.), a California corporation (Wireless California) in exchange for 2,572,000 shares of Common Stock, which represented 82.5% of the outstanding Common Stock of the Company. For accounting purposes, this transaction has been treated as an issuance of Common Stock for cash by Wireless California (the reverse acquisition). Wireless California was subsequently liquidated into AWS Liquidating L.L.C., an Arizona limited liability company (AWS L.L.C.).

    In April 1993, the Company's stockholders approved changing the Company's name from Short Takes, Inc. to American Wireless Systems, Inc. In addition, the Company was reincorporated in the state of Delaware and declared a reverse stock split of 1-for-2.5. On October 18, 1994, the stockholders of the Company approved a reverse stock split of 1-for-3. The accompanying financial statements have been retroactively restated to reflect these reverse stock splits.

Operations

    The Company currently owns a minority interest in and manages the operations of wireless cable television systems in Minneapolis and Fort Worth, and holds an interest in or owns the rights to certain wireless cable television channels in Los Angeles, Dallas and Memphis. The Company sold its interest in certain wireless cable assets in Pittsburgh on September 29, 1995. Wireless cable is an emerging business that provides television programming to subscribers by transmitting a signal via microwave frequencies licensed by the Federal
Communications   Commission  (FCC)  to  antennae  located  at  the  subscribers'
premises.

    The Company's wireless cable systems are all in either the initial development stage or in the early operating stage; therefore, significant additional investment will be required to develop those systems to a level that will provide positive cash flow.

(2)  BASIS OF PRESENTATION

    The financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which, in the opinion of management, are necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures are adequate to make the information presented not misleading.

    The Company follows the accounting policies set forth in its financial statements filed on Form 10-KSB for the year ended December 31, 1994.



(3)  FINANCING:


    In April 1994, the Company filed a Registration Statement on Form SB-2 in connection with a proposed public offering, which was amended to include the offer and sale of 2,500,000 Units, each Unit consisting of two shares of Common Stock and one Warrant to purchase one share of Common Stock. For a variety of reasons, the Company elected not to proceed with the proposed offering.

    Since January 1995, the Company has been pursuing various financing options which culminated in signing an Agreement of Merger with Heartland Wireless
Communications, Inc. ("Heartland") on September 11, 1995 (the "Merger Agreement"). The Merger Agreement provides for the Company's stockholders to exchange their stock in the Company for stock in Heartland. The Merger Agreement will give the Company's stockholders $34,000,000 in Heartland common stock, subject to certain reductions and adjustments, of which at least $30,750,000 will be distributed immediately and up to $3,250,000 will be held in escrow for one year to indemnify Heartland for potential liabilities (Note 7). The conversion ratio into Heartland common stock will be the trading price of Heartland common stock based on the 10 day average closing price 5 business days before closing, provided that Heartland's trading price is at least $20 per share and not greater than $26 per share. If Heartland's trading price is below $20 per share the exchange price will be $20 per share, and if the trading price is above $26 per share, the exchange price will be $26 per share.

    The Company obtained loans totaling $1,000,000 from a stockholder of the Company. These loans carried an interest rate of 15% per annum, were secured by various assets of the Company and were paid off in September 1995.

    In connection with the Merger Agreement, the Company received a $200,000 nonrefundable deposit and a loan of $1,800,000 pursuant to the Heartland Note ("Heartland Note") dated May 26, 1995 and amended August 17, 1995. The Heartland Note carries an interest rate of 2% above the prime rate with interest payable quarterly and, subject to certain exception, is due 12 months after the Merger Agreement is consummated or abandoned. The Heartland Note is secured by the rights to the wireless cable licenses and equipment in the Dallas market.

    On September 29, 1995, the Company sold its interest in the assets of the Pittsburgh market for $1,250,000 in cash.

    The Company signed a contract on November 7, 1995 to sell its assets in the Memphis market for $3,900,000. The Company is currently involved in litigation with the purchaser of these assets. According to this contract, at the time of closing of the transaction, the Company and the purchaser will execute and deliver mutual settlements and releases releasing each party from all claims held against the other. (Note 7).

(4)  WIRELESS CABLE TELEVISION SYSTEMS:

Jointly Owned Systems

    The Company currently owns an equity interest in and manages the operations of wireless cable systems in Minneapolis, Minnesota (AWS-Minneapolis) (25% interest) and Fort Worth, Texas (AWS-Fort Worth) (20% interest) and formerly owned an equity interest in a wireless cable system under development in Pittsburgh, Pennsylvania (25% interest).

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

    In April 1994, the Company loaned the general partnership $2,000,000 to fund additional development of the system. The loan bears interest at 8% per annum and was originally payable in full by October 5, 1995. Prior to the due date, the Company agreed to extend the maturity of the loan until the earlier of (i) February 28, 1996, or (ii) the abandonment of the Merger Agreement. In the event that the loan is not repaid, the Company will receive an additional equity interest in the Minneapolis joint venture of approximately 10%.

    AWS-Minneapolis received additional funding in May 1995 of $550,000 from Tsunami Capital Corporation (Tsunami). The loan was made by Tsunami in anticipation of a reverse merger between AWS-Minneapolis and Tsunami. The loan is due December 31, 1995, and carries an interest rate of 12% per annum.

    On October 4, 1995, the Company's joint venture partner in Minneapolis signed a contract to sell its 75% interest in AWS-Minneapolis to Heartland. As part of this agreement, Heartland agreed to loan AWS-Minneapolis up to $1,575,000, of which $575,000 was used to repay Tsunami.

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

    AWS-Fort Worth does not have sufficient funds to continue development of the system. The Company's joint venture partner also does not have funds to contribute to the joint venture and has expressed its belief that either Wireless California or the Company is obligated to provide additional funds to develop the system to a positive cash flow position. Neither Wireless California nor the Company believes it has such an obligation; however, the Company is negotiating the terms of additional funding to continue development of the system in conjunction with definitive joint venture and management agreements. In order to protect the Company's interest in the assets of AWS-Fort Worth, the Company has advanced approximately $368,000 from May 1, 1993, to September 30, 1995. The funds were used to fund the system's negative cash flow and maintain the current subscriber base.

    On October 4, 1995, the Company's joint venture partner in AWS-Fort Worth signed a contract with Heartland to sell its 80% interest in AWS-Fort Worth to Heartland.

    The Pittsburgh system is still in its initial development stage. On September 29, 1995, the Company sold all of its interest in the assets of the Pittsburgh market for $1,250,000 in cash.

Wholly Owned Systems

    The Company's investment in wholly owned systems consists primarily of the costs to acquire the rights to FCC licenses in Dallas (16), Los Angeles (9) and Memphis (22). The lease agreements provide for the Company to pay for the excess airtime use, new transmission equipment and all other operating expenses of the channels including co-location costs.

    On November 7, 1995, the Company entered into a contract to sell its assets in the Memphis market for $3,900,000 to TruVision Cable, Inc. ("TruVision"). As part of the contract, assuming the closing of the transaction, the Company and TruVision will agree to a mutual release and settlement of all claims (Note 7).

(5)  DEFERRED COMPENSATION

    Effective August 1994, an individual who held the position of Chairman of the Board, President and Chief Financial Officer resigned. In connection with such resignation, this individual entered into a severance agreement with the Company. The Company agreed to pay this individual his annual base salary, as provided by the terms of his employment agreement, a bonus consistent with the bonuses awarded to certain other officers, if any, and to reimburse certain other expenses for a period of three years. As a result, the Company recognized approximately $566,000 of compensation expense in the third quarter of 1994. The liability as of September 30, 1995 is approximately $390,000, of which approximately $233,000 is a long-term liability. Upon consummation of the Merger Agreement, the unpaid portion becomes payable in full.

(6)  STOCKHOLDERS' EQUITY:

Warrants and Options

    As of September 30, 1995, the Company had outstanding 598,231 warrants and options to acquire shares of the Company's Common Stock at a weighted average exercise price of $9.73 per share. In addition, there are currently 144,995 options outstanding to acquire shares of Common Stock under the 1993 Stock Option Plan at a weighted average exercise price of $3.50 per share.

Escrowed Shares

    Approximately 1.88 million shares of the Company's outstanding Common Stock, which are owned by the former owners of Wireless California, were released from an escrow in February 1995. The shares were pledged by the former shareholders to secure the indemnification of the Company by Wireless California for potential losses incurred from claims arising out of the prior offerings of general partnership interests by Wireless California. In December 1994, the Company made a $35,000 claim on the escrowed shares for an advance to Wireless California to pay administrative penalties assessed Wireless California by the state of Arizona (see Note 7). All but 50,000 shares were released from escrow and distributed to the members of AWS L.L.C. in February 1995. The remaining 50,000 shares have been retained to potentially fund a claim made by the Company which is currently being disputed by AWS L.L.C. The shares will remain in escrow until the dispute is resolved. No other claims were made on the escrowed shares.


(7)  COMMITMENTS AND CONTINGENCIES:

    Prior to the sale of certain assets by Wireless California to the Company, approximately $29,000,000 was raised in connection with the offering of general partnership interests in three general partnerships, each of which was formed for the purpose of acquiring an interest in the rights to develop and operate a wireless cable television system in Fort Worth, Minneapolis and Pittsburgh, respectively. Through an affiliate, Wireless California participated in the offer and sale of the general partnership interests without registration under any federal or state securities laws based on the belief that the general partnership interests did not constitute securities under federal and applicable state laws. Certain current and former officers and directors of the Company were formerly officers and directors of Wireless California.

    Following an investigation by the Commission involving the activities of Wireless California in connection with the offer and sale of the general partnership interests as described above, the Company and certain of its current and former officers, without admitting or denying any wrongdoing, consented to an order of the Commission to cease and desist from committing or causing any violation and any future violations of the securities registration provisions of the Securities Act of 1933 and the broker-dealer registration provisions of the Securities Exchange Act of 1934.

    Securities administrators in 22 states also have conducted or are presently conducting investigations of the activities related to the unregistered sale of the general partnership interests described above. The actions taken by the various state securities administrators range from no action taken to the issuance of 15 cease and desist orders and consent orders pursuant to which Wireless California, the issuing general partnerships, and certain officers of Wireless California were required to cease selling general partnership interests without registration, to offer rescission to individuals who purchased general partnership interests and, in certain cases, to pay administrative penalties. In addition, AWS L.L.C. has entered into a consent order with the State of Illinois pursuant to which AWS L.L.C. agreed to cease and desist from selling general partnership interests without registration, to pay an administrative penalty, and to cause a rescission offer to be made to Illinois residents. AWS L.L.C. did not comply with the order and the State of Illinois filed a complaint on August 14, 1995. Following an investigation by the State of Arizona, AWS L.L.C. and current and former officers of the Company consented to an order of the Arizona Corporation Commission to cease and desist from selling securities unless the sale is registered or exempt from registration and to the imposition of an administrative penalty against AWS L.L.C. The Company also consented to a separate order that requires the Company to make an offer of rescission to all general partners who are Arizona residents or who were offered and sold their interests from Arizona. To the knowledge of the Company, there are no other active federal or state regulatory proceedings or investigations.

    The Company is currently attempting to amend the order to provide for an alternative to rescission, although there can be no assurance that the Company will be successful in this regard. The Arizona order currently provides that if the rescission offers are not made, the Company will be required to pay to the Arizona Corporation Commission an amount equal to the amount of the investment made by all general partners who are Arizona residents, or approximately $566,000, plus interest from the time of investment. There can be no assurance that the Company will be able to satisfy the Arizona rescission order.

    Since October 31, 1992, Wireless California, the general partnerships and the current and former officers of the Company have ceased all activities involving the offer and sale of general partnership interests, although one of the general partnerships continued to raise funds through capital calls to existing general partners after such date. In addition to the rescission offers described above, Wireless California and the general partnership issuers voluntarily elected to offer to purchase the general partnership interests of certain general partners in exchange for cash in an amount equal to the funds contributed by such general partners. As of November 13, 1995, approximately 1,170 of the approximately 1,930 purchasers of general partnership interests had been offered rescission or a return of their investment by Wireless California or the general partnership issuers and approximately 80 had accepted the offer, all of which have been paid. None of such offers, however, were necessarily conducted in accordance with the statutory requirements of the various states. To the extent such requirements were not met, potential securities liability arising from the offer and sale of the general partnership interests will not be statutorily eliminated until the statutes of limitation with respect to such claims have expired or an offer is made in accordance with the statutory rescission requirements of any state.

    There can be no assurance that current general partners or any governmental agency will not institute proceedings against Wireless California or the Company as the successor to Wireless California based on a failure to register the general partnership interests in connection with a public offering or for damages based on alleged omissions or misrepresentations of material information in connection with the sale of such interests. In connection with the acquisition of certain assets of Wireless California, the Company expressly disclaimed any liabilities of Wireless California arising out of the offer and sale of the general partnership interests described above. There is a possibility, however, that a successful claim against Wireless California could be asserted against the Company based on a number of theories involving successor liability. The institution of legal action against the Company arising out of the offer and sale of general partnership interests by Wireless California could result in substantial defense costs to the Company and the diversion of efforts by the Company's management, and the imposition of liabilities against the Company could have a material adverse effect on the Company. Based on its experience to date, however, taking into account the status of investigations by various state securities administrators, the absence of any asserted claim for rescission having been instituted by any of the general partners against any of the general partnerships, Wireless California or the Company, the Company's assessment of the current value of the general partnership interests, the terms of the agreements between the Fort Worth and Minneapolis general partnerships to sell their interests to Heartland, the relatively small number of general partners who have accepted previous offers by Wireless California or its shareholders to purchase general partnership interests, the existence of a number of possible defenses to any claims asserted against it, and other factors, the Company does not believe the ultimate resolution of this matter will have a material adverse impact on its financial condition.

    In September 1995, the Company and the Pittsburgh general partnership sold all of their wireless cable assets in the Pittsburgh market to a publicly held wireless cable company. As consideration for the sale of its assets in the Pittsburgh market, the Pittsburgh general partnership received approximately $11,250,000 in cash and short term notes, which amount exceeded the aggregate amount that would have been required if all Pittsburgh general partners were offered and accepted rescission.

    The Company is currently named as a defendant in two separate lawsuits. On May 16, 1995, William R. Jenkins, the former Chief Executive Officer of the Company, filed a lawsuit in Arizona state court alleging breach of his employment contract and requesting as damages all amounts due under the employment contract, treble damages under Arizona statute, attorney's fees and costs. On June 2, 1995, the Company filed a Petition to Compel Arbitration and an Answer including counterclaims. As a result, the dispute was referred to an arbitration hearing and the lawsuit was dismissed. The Company estimates that the amount due under Mr. Jenkins' employment contract, if he were successful, would be approximately $167,000, which amount could be trebled under Arizona statute.

    On June 21, 1995, TruVision, the party with whom AWS had entered into a letter of intent relating to the sale of the Company's Memphis assets, filed a lawsuit, as amended on June 29, 1995, in the state of Mississippi alleging that the Company breached the letter of intent, that the parties entered into a binding agreement which the Company breached, and that the Company committed fraud and negligent misrepresentation. The Company disputes these claims based on the position that it lawfully terminated the letter of intent. The Amended Complaint requests damages in the amount of $28,196,642 and punitive damages in the amount of $20,000,000, together with interest and all costs of court. On November 7, 1995, the Company entered into an agreement with TruVision pursuant to which the Company has agreed to sell, with Heartland's consent, the Memphis assets to TruVision for $3,900,000. The agreement provides for the settlement and release of all claims by and among the Company, TruVision and Heartland relating to the Memphis assets, subject to consummation of the agreement to sell the Memphis assets.

    The Company believes it has adequate grounds to successfully defend both lawsuits. The Company does not expect that a judgment against the Company, if any, would have a material adverse effect on its financial condition or results of operations.

    The Company is also the subject of two threatened lawsuits. American Telecasting, Inc. ("ATI") has sent letters to the Company claiming that the Company breached a term sheet and requesting payment of $1,800,000 as the alleged termination fee owed to ATI under the term sheet, plus expenses. The Company has responded to ATI and disputes all of ATI's claims.

    By letter dated January 31, 1995, Laidlaw Holdings, Inc. ("Laidlaw"), the underwriter of the Company's proposed public offering, claims that the Company owes Laidlaw $182,166 as accountable expenses under a Letter Agreement between the parties dated November 20, 1994. A follow-up letter was sent to the Company on July 13, 1995. By letter dated February 3, 1995 from the Company to Laidlaw, the Company asserted that Laidlaw terminated the Letter Agreement. The Company believes that if a claim is filed by Laidlaw, the Company has adequate grounds to successfully defend the claim.


Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

    The Company currently owns a minority interest in and manages the operations of wireless cable systems in Minneapolis and Fort Worth and holds an interest in or owns the rights to certain wireless cable television channels in Los Angeles, Dallas and Memphis. Launched in March 1993 and November 1992, respectively, the Minneapolis and Fort Worth systems currently serve approximately 2,800 and 1,600 subscribers, respectively.

    The wireless cable business is a capital intensive business and, to date, the Company's existing wireless cable systems in Minneapolis and Fort Worth have been financed primarily through joint ventures. Initially, significant capital is required to acquire the rights to wireless cable channels, construct the headend facility, co-locate the channels and fund negative cash flow until the system is able to install a sufficient number of subscribers to fund its operating expenses. After operations have been launched, the Company estimates that the incremental cost per subscriber is approximately $530 (assuming one-half of the subscribers order additional outlets which require additional equipment and labor). The Company does not expect any of its systems to provide cash flow to the Company unless significant additional capital can be obtained.

    The Minneapolis and Fort Worth systems are operational; however, the Minneapolis and Fort Worth systems currently are installing a minimal number of subscribers each month in order to offset subscriber churn. The Company's proposed wireless cable systems in Los Angeles, Dallas and Memphis are currently in the development stage. None of these systems have subscribers, or the financing necessary to add subscribers, to generate positive cash flow from operations. A significant investment in equipment and engineering would have to be made to prepare these markets for launch. The Company does not anticipate making this investment unless significant additional capital is obtained.

    The Company will require additional financing in the first quarter of 1996 to fund its operating expenses. The Company, however, anticipates that the Merger Agreement will be consummated prior to the close of the first quarter of 1996, thereby eliminating the Company's responsibility to fund future operating and development expenses. Under the terms of the Merger Agreement, the Company will receive approximately $34,000,000 in Heartland Common Stock, subject to adjustments in certain events. If the Merger Agreement is not consummated, the Company will pursue other financing options including the sale of some or all of its assets or a merger with a third party.

    In Minneapolis, the joint venture agreement requires the Company's joint venture partner to contribute all financing required by the system. Pursuant to a management agreement, the Company currently serves as the manager of the
Minneapolis joint venture. The Company lent its joint venture partner $2,000,000, which has been contributed to the joint venture to fund the operations of the system. In May 1995, AWS-Minneapolis obtained a loan of $550,000 from Tsunami. In October 1995, AWS-Minneapolis obtained a loan of $1,575,000 from Heartland, of which $575,000 was used to repay the Tsunami loan, including interest. The Company anticipates that the remaining $1,000,000 will be used to add subscribers and pay for corporate overhead. AWS-Minneapolis will require additional funding beyond the $1,000,000 during the first quarter of 1996 to continue installing subscribers. If the Merger Agreement is consummated, Heartland will be responsible for additional funding. If the Merger Agreement is not consummated, AWS will assist its joint venture partner to obtain additional funding.

    In Fort Worth, the Company currently serves as the manager through an informal management agreement, but to date has not been compensated for its efforts. In addition, the joint venture agreement between the Company and the Fort Worth general partnership is informal. Over the past two and one-half years, the Company and the Fort Worth general partnership have been negotiating the terms of a definitive joint venture arrangement and a management agreement to formalize the relationship; however, to date, no agreement has been obtained. The Company is currently advancing approximately $30,000 per month to AWS-Fort Worth to fund negative cash flow. As of September 30, 1995, the Company has advanced approximately $368,000 to AWS-Fort Worth. If the Merger Agreement is consummated, Heartland will be responsible for any additional funding. If the Merger Agreement is not consummated, the Company will continue to negotiate with its joint venture partner with respect to formal joint venture and management agreements and additional funding for AWS-Fort Worth.

    In Dallas and Los Angeles, the Company currently owns or leases the rights to 16 and nine wireless cable channels, respectively. The Company anticipated that funding for launch of wireless cable systems in Dallas and Los Angeles would be available from the proceeds of the Company's proposed public offering (see Liquidity and Capital Resources). Because this offering was not completed, preparation for any launch has been delayed indefinitely.

    In Memphis, the Company owns or leases the rights to 22 wireless cable channels. The Company has entered into a contract to sell its assets in the Memphis market to TruVision for $3,900,000 in cash. The Company anticipates that this transaction will close before the Merger Agreement is consummated. The Company is currently involved in litigation with TruVision. According to the contract, assuming the closing of such transaction, the Company and TruVision will execute and deliver a mutual release and settlement of all claims.

    On September 29, 1995, the Company sold its assets in the Pittsburgh market for $1,250,000 in cash.



Results of Operations

    As described above, the Company has interests in, but does not have any wholly owned operating wireless cable systems, and therefore had no operating revenue in either of the quarters ended September 30, 1995 or September 30, 1994. The Company accrued management fees of $25,000 for both the third quarters of 1995 and 1994. Management fees are for services provided to AWS-Minneapolis.

    For the quarter ended September 30, 1995, the Company had net income of $344,549 and for quarter ended September 30, 1994, the Company had a net loss of $1,959,175. The Company's gain in the third quarter of 1995 was primarily the result of the Company's sale of the Pittsburgh wireless cable assets. General and administrative expenses decreased by approximately $973,000 for the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994. The primary components of general and administrative expenses include compensation, professional services including legal and accounting services, rental expense, depreciation and travel and entertainment. Compensation expense decreased approximately $760,000 for the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994. This decrease was due to the recognition of approximately $566,000 in September 1994 of compensation expense related to authorization of a severance package to a former officer as well as a reduction in the number of employees, including one executive officer in January 1995 and approximately half of the other personnel in January 1995 and February 1995. Professional expense decreased approximately $61,000 for the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994, primarily due to timing of legal, accounting and engineering services. Other general and administrative expenses decreased approximately $152,000 for the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994, primarily due to expenses associated with relocating the Company's offices to a more economical facility in February 1995 and staff reductions in January 1995 and February 1995.

    The Company's loss from operations of joint ventures decreased approximately $19,000 from the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994 because the Company's joint venture partner in Minneapolis contributed $686,000 to the joint venture, thereby reducing the Company's loss allocation. In Minneapolis, the Company's allocated losses are based on contributed capital rather than its beneficial interest. Accordingly, the Company's allocated share of the losses on a percentage basis is less than its beneficial interest. In Fort Worth, the Company's recorded losses are based on the anticipated terms of the joint venture agreement, which the Company currently is negotiating.

    Interest expense for the quarter ended September 30, 1995 represents interest on outstanding notes payable and interest paid on the $1,000,000 in loans from a stockholder which was repaid in September 1995. Interest expense for the quarter ended September 30, 1994 represents interest on the Company's 12% Convertible Subordinated Notes, which were converted into shares of the Company's Common Stock as of September 1994, and amortization of debt issuance costs associated with these convertible notes.

    Other income for the quarter ended September 30, 1995 is primarily comprised of approximately a $787,000 gain from the sale of the Company's interest in the Pittsburgh market. Other expense for the quarter ended September 30, 1994 is primarily comprised of $425,000 in expense related to repricing certain of the Company's outstanding warrants.

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

    At September 30, 1995, the Company had no significant deferred tax assets or liabilities. The Company has available net operating loss carry forwards of approximately $7,286,000 that begin expiring in 2009. No benefit from these net operating loss carryforwards has been realized in the Company's financial statements.

Liquidity and Capital Resources

    All of the Company's wireless cable systems are either in the development stage or early operating stage. The Company's efforts to date have been directed primarily toward the acquisition of channel rights and launch of systems. The Company has had limited sources of revenue and capital, has incurred losses since inception, and expects to incur additional losses. Since none of the Company's existing or proposed systems have advanced beyond the early operating or development stage, the Company anticipates that it will be dependent upon external financing and continue to incur losses. Due to the Company's prior financing constraints, the Company was unable to produce timely audited financial statements to include in the Company's Form 10-KSB for the year ended December 31, 1994. Because additional financing was secured (see below), the Company has engaged its independent public accountants to perform an audit of its financial statements for the year ended December 31, 1994. Upon completion, the Company will file the audit report as an amendment to the Company's Form 10-KSB for the year ended December 31, 1994.

    Since January 1995, the Company has pursued various financing options which culminated in signing the Merger Agreement with Heartland on September 11, 1995. The Merger Agreement calls for the Company's stockholders to exchange their stock in the Company for Heartland common stock. The Merger Agreement provides for the Company's stockholders to receive an aggregate of $34,000,000 in Heartland common stock, subject to reduction or adjustment in certain events, of which at least $30,750,000 will be distributed immediately and up to $3,250,000 will be held in escrow for one year to indemnify Heartland for potential liabilities. The conversion price per share of Heartland common stock will equal the trading price of Heartland common stock based on the 10 day average closing price ending five business days before the closing of the Merger Agreement, provided Heartland's trading price is at least $20 per share and not greater than $26 per share. If Heartland's trading price is $20 per share, the exchange price will be $20 per share; and if the trading price is above $26 per share, the exchange price will be $26 per share.

    The Company obtained loans totaling $1,000,000 from a stockholder of the Company. These loans bore interest at a per annum rate of 15%, were secured by various assets of the Company and were repaid in full in September 1995.

    On September 29, 1995, the Company sold its assets in the Pittsburgh market for $1,250,000 in cash.

    On May 25, 1995, the Company and Heartland entered into a non-binding letter of intent providing for the potential acquisition of the Company by Heartland. Pursuant to this letter of intent, Heartland paid $200,000 to the Company for an exclusive "no shop" agreement pursuant to which the Company agreed, subject to certain conditions, to refrain from seeking transactions with third parties during the period from May 26, 1995 through June 26, 1995. The termination of the Company's no shop obligation was subsequently extended until June 30, 1995. The $200,000 was deposited into an escrow account by Heartland and released to the Company on June 23, 1995 pursuant to the letter of intent. In addition, Heartland loaned to the Company $1,800,000 on May 26, 1995, (the "AWS Loan"). The AWS Loan is secured by the Company's interest in all of its assets related to the Dallas, Texas market pursuant to the asset security agreement between the Company and Heartland. The AWS Loan bears interest at the lesser of the maximum rate of interest allowed by applicable law or two percent over the prime rate with interest payable every three months beginning October 1, 1995. The AWS Loan is due on or before January 31, 1997. The Merger Agreement provides that specified amounts ("Exclusivity Fees") are to be periodically offset against the AWS Loan as additional consideration for the non-solicitation covenant in the Merger Agreement. If the Company terminates or fails to consummate the Merger Agreement as a result of certain specified events, payment of the AWS Loan may be accelerated and previously offset Exclusivity Fees may be added back to the AWS Loan. If Heartland terminates or fails to consummate the Merger Agreement after all conditions to its obligations have been satisfied or waived, then the balance of the AWS Loan may be forfeited as liquidated damages.

    The Company will require additional financing in the first quarter of 1996 to fund its operating expenses. The Company, however, anticipates that the Merger Agreement will be consummated prior to the close of the first quarter of 1996, thereby eliminating the Company's responsibility to fund future operating and development expenses. Under the terms of the Merger Agreement, the Company's stockholders will receive approximately $34,000,000 in Heartland Common Stock, subject to adjustments in certain events. If the Merger Agreement is not consummated, the Company will pursue other financing options including the sale of some or all of its assets or a merger with a third party.

    In May 1995, AWS-Minneapolis borrowed $550,000 from Tsunami. The loan was due December 31, 1995, and bore interest at a per annum rate of 12%. On October 5, 1995, the Company's joint venture partner signed a contract to sell its 75% interest in AWS-Minneapolis to Heartland. As part of this agreement, Heartland agreed to lend AWS-Minneapolis up to $1,575,000, of which $575,000 was used to repay the Tsunami loan.

    AWS-Fort Worth does not have sufficient funds to continue development of the system. The Company's joint venture partner also does not have funds to contribute to AWS-Fort Worth and has expressed its belief that Wireless California is obligated to provide additional funds to develop the system until it generates positive cash flow. The Company does not believe it has such an obligation; however, it is negotiating the terms of additional funding to continue development of the system in conjunction with definitive joint venture and management agreements. In order to protect the Company's interest in the assets of AWS-Fort Worth, the Company had advanced approximately $368,000 as of September 30, 1995 to AWS-Fort Worth. The funds were used to fund negative cash flow of the system and maintain the current subscriber base.

    Other than acquiring the rights to wireless cable licenses for proposed systems in Dallas, Los Angeles and Memphis, the Company has not commenced significant development. The Company does not anticipate using a significant amount of additional funds to further develop these markets.

    Given the Company's inability to acquire sufficient financing to launch and add a significant number of subscribers to its wireless cable systems, the Company does not believe that any of its systems will generate sufficient cash flow to meet operating expenses in the near future. If additional financing is not obtained to continue development of its systems or if the Merger Agreement or alternative financing is not consummated or obtained as outlined above, the Company's assets and current operating activities could be materially and adversely affected.



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

   None.


Item 5.  Other Information
         -----------------

   None.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a)   Exhibits

   Exhibit No.

   10.30 Purchase and Sale Agreement between the Registrant and TruVision Cable, Inc.

   27.1     Financial Data Schedule for the interim  period ended  September 30,
            1995.


   (b)      Reports on Form 8-K

            On September 25, 1995, the Registrant filed a report on Form 8-K to disclose the Agreement and Plan of Merger dated September 11, 1995 between the Registrant, Heartland Mergersub, Inc. and Heartland Wireless Communications, Inc.





                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERICAN WIRELESS SYSTEMS, INC.
                                       (Registrant)






DATED: November 13, 1995      By: /s/ Steven G. Johnson
                                  ---------------------
                                      Steven G. Johnson
                                      President and Chief Executive Officer








DATED: November 13, 1995      By: /s/ Daniel A. Cartwright
                                  ------------------------
                                      Daniel A. Cartwright
                                      Chief Financial Officer