Form 10KSB/A
period 1994-12-31
AMERICAN WIRELESS SYSTEMS INC
filed 1995-12-21
CIK 844698

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-KSB/A
 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994      Commission File Number 0-11412

                         AMERICAN WIRELESS SYSTEMS, INC.
                 (Name of small business issuer in its charter)

           Delaware                                            41-1616965
-------------------------------                            ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

             7426 E. Stetson Drive, Suite 220, Scottsdale, AZ 85251
             ------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

               11811 N. Tatum Blvd., Suite 1060, Phoenix, AZ 85258
             --------------------------------------------------------
            (Former address of principal executive offices)(Zip Code)

                  Issuer telephone number, including area code:
                                  (602)994-4301
                                  -------------
             Securities registered under Section 12(b) of the Act:
                                      None
                                      ----
                                (Title of Class)

              Securities registered under Section 12(g) of the Act:
                     Common Stock, Par Value $.01 Per Share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( ).

The issuer's revenues for the fiscal year ended December 31, 1994 were $83,333.

As of March 30, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of such date in the over-the-counter market as reported on the OTC Bulletin Board, was $13,274,021. Shares of Common Stock held by each officer and director and by each person who owned 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of March 30, 1995, there were 5,709,187 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format:   Yes       No  X
                                                     ---      ---

Item 7.  FINANCIAL STATEMENTS

         As amended:
         Reference is made to the Financial Statements, the Report of Independent Public Accountants of the Company thereon and the Notes thereto commencing at page F-1 of this report, which Financial Statements, Report and Notes are incorporated by reference.


                                       p.1

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMERICAN WIRELESS SYSTEMS, INC.




                                     By:/s/ Steven G. Johnson
                                        -----------------------------------
                                     Steven G. Johnson, Chief Executive Officer,
                                     President, Chief Operating Officer and
                                     Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                             Date
---------                    -----                             ----


/s/ John R. Hardesty         Chairman of the Board of          December 20, 1995
------------------------     Directors                         -----------------
John R. Hardesty



/s/ Steven G. Johnson        Chief Executive Officer,          December 20, 1995
------------------------     President, Chief Operating        -----------------
Steven G. Johnson            Officer and Director




/s/ Daniel A. Cartwright     Chief Financial Officer           December 20, 1995
-------------------------                                      -----------------
Daniel A. Cartwright



/s/ Robert A. Mayer          Director                          December 20, 1995
-------------------------                                      -----------------
Robert A. Mayer



/s/ James N. Orth            Director                          December 20, 1995
-------------------------                                      -----------------
James N. Orth




                                      P.2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of American Wireless Systems, Inc.:

         We have audited the accompanying balance sheets of American Wireless Systems, Inc. (a Delaware corporation) as of December 31, 1993 and 1994, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1993 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Wireless Systems, Inc. as of December 31, 1993 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1993 and 1994, in conformity with generally accepted accounting principles.

                                                     ARTHUR ANDERSEN LLP

Phoenix, Arizona,
October 19, 1995.

                         AMERICAN WIRELESS SYSTEMS, INC.

                                 BALANCE SHEETS
                           December 31, 1993 and 1994


                                     ASSETS


                                                       1993           1994
                                                       ----           ----
Cash and cash equivalents (note 2)...........      $3,244,275       $376,621
Marketable securities (note 2)...............       2,318,252             --
Income tax receivable (note 10)..............         401,316             --
Debt issuance costs (note 2).................         591,957             --
Prepaid expenses and other current assets....         227,180        186,242
                                                  -----------    -----------
          Total current assets...............       6,782,980        562,863
Property and equipment, at cost, net (note 2).        228,782        431,790
Investments in and advances to joint ventures
  (note  4)..................................       1,208,709      3,436,048

Investments in wireless cable systems (notes 1
  and  4)....................................         957,813      2,430,866
License deposits and other assets (note 2)...         123,009         88,333
                                                  -----------    -----------
                                                   $9,301,293     $6,949,900
                                                  ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................        $300,939       $482,342
  Accrued liabilities........................         389,779        345,063
  Convertible subordinated notes payable (note 7).  7,707,000             --
                                                  -----------    -----------
          Total current liabilities..........       8,397,718        827,405
                                                  -----------    -----------
Deferred compensation (note 6)...............              --        354,636
                                                  -----------    -----------

Commitments and contingencies (note 9)
Stockholders' equity (notes 1, 3, 7, 8, 9
 and 10):
  Common stock, $.01 par value,  40,000,000 shares
 authorized,  3,346,841 shares outstanding in 1993
 and 5,709,187 shares outstanding in 1994.             33,468         57,092
  Additional paid-in capital.................       9,671,629     20,239,069
  Accumulated deficit........................     (8,801,522)   (14,528,302)
                                                  -----------    -----------
          Total stockholders' equity.........         903,575      5,767,859
                                                  -----------    -----------
                                                   $9,301,293     $6,949,900
                                                  ===========    ===========


The accompanying  notes are an integral part of these balance sheets.

                         AMERICAN WIRELESS SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS
                 For the years ended December 31, 1993 and 1994



                                              1993         1994
                                              ----         ----

Revenue:
  Management fees                         $        --   $    83,333
                                          -----------   -----------
General and administrative expenses:
  Compensation                              1,502,006     1,920,002
  Outside services                            476,008     1,111,104
  Other                                       780,920     1,127,356
                                          -----------   -----------
          Total expenses                    2,758,934     4,158,462
                                          -----------   -----------
Loss from operations                       (2,758,934)   (4,075,129)
                                          -----------   -----------
Loss from operations of joint ventures       (184,906)     (200,436)
                                          -----------   -----------
Other income (expense), net
  Interest expense                           (775,525)     (976,867)
  Other (note 7)                               69,205      (474,348)
                                          -----------   -----------
                                             (706,320)   (1,451,215)
                                          -----------   -----------
Net loss                                  $(3,650,160)  $(5,726,780)
                                          ===========   ===========
Net loss per share (note 2)               $     (1.16)  $     (1.26)
                                          ===========   ===========
Weighted average shares outstanding         3,159,397     4,540,362
                                          ===========   ===========

The  accompanying  notes  are an  integral  part of these statements.



                         AMERICAN WIRELESS SYSTEMS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the years ended December 31, 1993 and 1994


                                                                       Additional
                                                    Common stock         paid-in
                                                Shares    Par value      capital        Deficit         Total
                                                ------    ---------    ----------       -------         -----

Balance, December 31, 1992 ...............    3,118,666     31,187      7,766,470     (5,151,362)    2,646,295
Private placements of common stock, net of
  offering costs of $361,123 (note 1) ....      346,666      3,466      2,547,411           --       2,550,877
Redemption of common stock owned by
  Wireless California (note 3) ...........     (258,333)    (2,583)    (2,167,417)          --      (2,170,000)
Contribution of income tax receivable
  (note 10) ..............................         --         --          401,316           --         401,316
Conversion of notes ......................      126,509      1,265        973,982           --         975,247
Common stock issued ......................       13,333        133        149,867           --         150,000
Net loss .................................         --         --             --       (3,650,160)   (3,650,160)
                                             ----------    -------    -----------    -----------    ----------

Balance, December 31, 1993 ...............    3,346,841     33,468      9,671,629     (8,801,522)      903,575
Private placements of common stock, net of
  offering costs of $48,990 (note 1) .....      240,000      2,400      1,964,610           --       1,967,010
Conversion of notes ......................    2,105,679     21,057      8,542,356           --       8,563,413
Exercise of common stock warrants at
$ 3.75                                              667          7          2,493           --           2,500
Exercise of common stock warrants at
$ 3.00                                           13,333        133         39,867           --          40,000
Common stock to be issued ................        2,667         27         29,973           --          30,000
Contribution of income tax receivable
  (note 10) ..............................         --         --          (11,859)          --         (11,859)
Net loss .................................         --         --             --       (5,726,780)   (5,726,780)
                                             ----------    -------    -----------    -----------    ----------
Balance, December 31, 1994 ...............    5,709,187     57,092     20,239,069    (14,528,302)    5,767,859
                                             ==========  =========    ===========     ==========    ==========

The  accompanying  notes  are an  integral  part of these statements.


                         AMERICAN WIRELESS SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 1993 and 1994



                                                        1993           1994
                                                        ----           ----

Cash flows from operating activities:
  Net loss .....................................   $(3,650,160)   $(5,726,780)
  Adjustments to reconcile net loss to cash used
    for operating activities:
    Depreciation and amortization ..............       442,933        637,049
    Loss on disposal of assets .................        16,136         55,043
    Loss from operations of joint ventures .....       184,906        200,436
    Repricing of common stock warrants (note 7)           --          425,000
    Deferred compensation (note 6) .............          --          529,462
    Changes in assets and liabilities:
      Decrease (increase) in prepaid expenses
         and other assets ......................      (198,332)       438,793
      Decrease (increase) in accounts payable
         and accrued liabilities ...............       530,142        232,831
                                                   -----------    -----------
         Net cash used for operating
           activities ..........................    (2,674,375)    (3,208,166)
                                                   -----------    -----------

Cash flows from investing activities:
  Acquisition of property and equipment ........       (77,055)      (287,291)
  Investment in wireless cable systems .........      (755,271)    (3,820,312)
  Purchases of marketable securities ...........    (2,318,252)          --
  Proceeds from sales of marketable
    securities .................................          --        2,438,604
  Deposits made on license acquisitions ........       (69,122)          --
                                                   -----------    -----------
         Net cash used for investing
           activities ..........................    (3,219,700)    (1,668,999)
                                                   -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of convertible notes
    payable ....................................     8,736,000           --
  Net proceeds from sale of common
    stock ......................................     2,550,877      2,009,511
  Redemption of common stock..............          (2,170,000)          --
  Deferred debt issuance costs............          (1,083,371)          --
  Cash received from affiliates...........             525,000           --
                                                   -----------    -----------
         Net cash provided by financing
           activities.....................           8,558,506      2,009,511
                                                   -----------    -----------
Net (decrease) increase in cash and cash
  equivalents.............................           2,664,431     (2,867,654)
Cash and cash equivalents, beginning of
  year....................................             579,844      3,244,275
                                                   -----------    -----------
Cash and cash equivalents, end of year.             $3,244,275    $   376,621
                                                   ===========    ===========
Supplemental disclosure of cash flow
  information -- cash paid during the
  year for interest.......................          $     --      $   351,510
                                                   ===========    ===========


The  accompanying  notes  are an  integral  part of these statements.

                         AMERICAN WIRELESS SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1994 and 1993

(1) Background, Organization and Operations

  (a) Background and Organization

         American Wireless Systems, Inc. (the Company) was originally incorporated in Minnesota in 1988 as Short Takes, Inc. The Company ceased its prior business activities in April 1991, at which time the Company began searching for a suitable business for acquisition or merger. Its sole asset was cash of $669,000 on December 17, 1992, when it acquired certain operating assets and liabilities of AWS, Inc. (formerly American Wireless Systems, Inc.), a California corporation (Wireless California) in exchange for 2,572,000 shares of common stock which represented 82.5% of the outstanding common stock of the Company. For accounting purposes, this transaction has been treated as an issuance of common stock for cash by Wireless California (the reverse acquisition). See Note 3 for additional discussion of this transaction.

         In April 1993, the stockholders approved changing the Company's name from Short Takes, Inc. to American Wireless Systems, Inc. In addition, the Company was reincorporated in the state of Delaware and declared a reverse stock split of 1-for- 2.5. On October 18, 1994, the stockholders of the Company approved a reverse stock split of 1-for-3. The accompanying financial statements have been retroactively restated to reflect these reverse stock splits.

  (b) Operations

         The Company currently owns an interest in and manages the operations of wireless cable television systems in Minneapolis and Fort Worth, and holds an interest in or owns the rights to certain wireless cable television channels in Los Angeles, Dallas, Memphis and formerly Pittsburgh. Wireless cable is an emerging business that provides television programming to subscribers by transmitting a signal via microwave frequencies licensed by the Federal
Communications   Commission  (FCC)  to  antennae  located  at  the  subscriber's premises.

         The Company's wireless cable systems are all in either the initial development stage or in the early operating stage; therefore, significant additional investment will be required to develop those systems to a level which will provide positive cash flow.

         During 1993 and 1994, the Company raised an aggregate of approximately $13,664,000, including $8,736,000 of convertible subordinated notes (the "Notes") through three private placements of common stock and notes. The Notes matured July 15, 1994, and have been converted into shares of the Company's common stock (see Note 7).

         In April 1994, the Company filed a Registration Statement on Form SB-2 in connection with a proposed public offering, which was amended to include the offer and sale of 2,500,000 units, each unit consisting of two shares of common stock and one warrant to purchase one share of common stock. For a variety of reasons, the Company elected not to proceed with the proposed offering.

                         AMERICAN WIRELESS SYSTEMS, INC.

         Since January 1995, the Company has been pursuing various financing options which culminated in signing of an Agreement Of Merger with Heartland Wireless Communications, Inc. (Heartland) on September 11, 1995 (the "Merger Agreement"). The Merger Agreement provides for the Company's stockholders to exchange their stock in the Company for stock in Heartland. The Merger with Heartland will give the Company's stockholders $34,000,000 in Heartland common stock, of which $30,750,000 will be distributed immediately and $3,250,000 will be held in escrow for one year to indemnify Heartland for potential liabilities (Note 9). The conversion ratio into Heartland common stock will be the trading price of Heartland stock based on the average closing price for the 10 trading days ending on the fifth day before consummation of the Merger, provided Heartland's trading price is at least $20 per share and not greater than $26 per share. If Heartland's trading price is below $20 per share, the exchange price will be $20 per share; if the trading price is above $26 per share, the exchange price will be $26 per share.

         In February and April 1995, the Company obtained loans totalling $1,000,000 from a shareholder of the Company. These loans carried an interest rate of 15% per annum, were secured by various assets of the Company and were paid off in September 1995.

         In connection with the Merger Agreement, the Company received a $200,000 nonrefundable deposit and a loan for $1,800,000. The promissory note, dated May 26, 1995 and amended August 17, 1995, is due 12 months after the Heartland Merger Agreement is consummated or abandoned, carries an interest rate of 2% above the prime rate with interest payable quarterly, and is secured by a security interest in the Company's wireless channel rights in the Dallas market.

         On September 29, 1995, the Company sold its assets in the Pittsburgh market for $1,250,000 in cash.

         The Company is currently negotiating to sell its assets in the Memphis market for $3,900,000. The Company is currently involved in litigation with the same company that has offered to purchase this market. According to the proposed agreement, at the time of closing of this transaction, all litigation between the two parties will be withdrawn and all claims will be waived (note 9).

(2) Significant Accounting Policies

The accompanying financial statements reflect the application of the following accounting policies:

(a) Cash Equivalents

         The Company considers all highly liquid investments and time deposits with an initial maturity of three months or less to be cash equivalents.

  (b) Marketable Securities

         Marketable securities are carried at the lower of cost or market. The Company primarily invests in treasury securities.

                         AMERICAN WIRELESS SYSTEMS, INC.

  (c) Debt Issuance Costs

         The costs associated with the issuance of debt are deferred and amortized over the life of the debt using the effective interest rate method. Amortization of debt issuance costs for the years ended December 31, 1994 and 1993, was approximately $592,000 and $405,000, respectively.

  (d) Property and Equipment

         Property and equipment represent corporate furniture and equipment unrelated to the wireless cable television systems. Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets.


         Property and equipment consists of the following:



                                      Depreciable         December 31,
                                      Life (Years)     1993          1994
                                      -----------      ----          ----

     Computer equipment ..........         5       $  86,074      $ 112,083
     Furniture and fixtures ......         7          60,645         58,093
     Office and other equipment ..        5-7        135,461        384,782
     Autos .......................         5           4,700           --
                                                   ---------      ---------
                                                     286,880        554,958
     Less accumulated depreciation                   (58,098)      (123,168)
                                                   ---------      ---------
                                                   $ 228,782      $ 431,790
                                                   =========      =========


  (e) Investment in Joint Ventures

         The Company accounts for its investments in joint ventures under the equity method of accounting.

  (f) Investment in Wireless Cable Systems

         Investment in wireless cable systems consists principally of payments for channel rights which are amortized over their estimated useful life once placed in service.

  (g) License Deposits

         License deposits represent deposits made under agreements to acquire FCC frequency rights.

  (h) Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (SFAS No.
109). Under SFAS No. 109, deferred taxes are provided based on the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, using enacted tax rates in the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

                         AMERICAN WIRELESS SYSTEMS, INC.

  (i) Net Loss Per Share

         The calculation of net loss per share is based on the weighted average number of shares outstanding. Common stock equivalents are not considered as their effect would be anti-dilutive.


(3) The Reverse Acquisition

         Wireless California, the predecessor to certain of the Company's wireless cable operations, was incorporated in April 1991 to acquire and subsequently sell or develop wireless cable systems in various markets in the United States. In accordance with the terms of the asset purchase agreement between Wireless California and the Company, only the assets and liabilities related solely to the Wireless California wireless cable systems development and operations were acquired by the Company. The transaction specifically excluded any assets or liabilities related to Wireless California's activities in selling its interests in the wireless cable systems (see Note 9).

         Subsequent to the reverse acquisition, Wireless California began to wind down its affairs until, on August 30, 1993, its remaining net assets (consisting primarily of common stock of the Company) were distributed to its shareholders who then contributed such assets, except for the common stock of the Company, to a limited liability corporation, AWS Liquidating, L.L.C. (AWS
LLC).

         In connection with its private placements in 1993, the Company redeemed 138,333 shares of common stock owned by Wireless California and 120,000 shares of common stock of the Company owned by the shareholders of Wireless California. The redemption price of $8.40 per share was equal to the offering price in the private placements. A substantial amount of the proceeds were used to discharge the remaining obligations of Wireless California.

(4) Investments In And Advances To Joint Ventures and Wireless Cable Systems

         Investments in and advances to joint ventures and wireless cable systems represent the historical costs incurred to develop the wireless cable systems, including the acquisition of the FCC frequency rights and the head-end transmission equipment and consists of the following:

                         AMERICAN WIRELESS SYSTEMS, INC.

                                                         December 31,
                  Market                             1993           1994
                  ------                             ----           ----

Jointly Owned Systems:
  Minneapolis/St. Paul, Minnesota........        $  545,655     $  436,446
  Advances to Minneapolis/St. Paul, Minnesota.           --      2,050,882
  Ft. Worth, Texas.......................           261,720        243,054
  Advances to Ft. Worth, Texas...........                --        253,177
  Pittsburgh, Pennsylvania...............           401,334        452,489
                                                 ----------     ----------
                                                 $1,208,709     $3,436,048
                                                 ==========     ==========
Wholly Owned Systems:
  Los Angeles, California................        $       --     $  972,653
  Memphis, Tennessee.....................           571,462        733,153
  Dallas, Texas..........................           386,351        725,060
                                                 ----------     ----------
                                                 $  957,813     $2,430,866
                                                 ==========     ==========

  (a) Jointly Owned Systems

         The Company currently owns an equity interest in operating wireless cable systems in Minneapolis, Minnesota (AWS-Minneapolis) (25% interest) and Ft. Worth, Texas (AWS-Ft. Worth) (20% interest) and formerly owned an equity interest in a wireless cable system under development in Pittsburgh, Pennsylvania (25% interest).

         The Minneapolis system has been in operation since March 1993. The Company's joint venture partner is a general partnership which was formed to acquire an interest in and jointly develop and operate the Minneapolis wireless cable system. In accordance with the terms of the joint venture agreement, losses are to be allocated in accordance with contributed capital and profits are to be allocated (i) in accordance with contributed capital to the extent of previously allocated losses and then (ii) 25% to the Company and 75% to the general partnership.

         In April 1994, the Company loaned the Minneapolis general partnership $2,000,000 to fund additional development of the system. The loan bears interest at 8% per annum and was originally payable in full in 18 months. Prior to the due date, the Company agreed to extend the maturity of the loan until the earlier of (i) February 28, 1996 or (ii) the abandonment of the Heartland Merger Agreement. In the event that the loan is not repaid by the due date, the Company will receive an additional equity interest in the Minneapolis joint venture of approximately 10%.

         AWS-Minneapolis received additional funding in May 1995 of $550,000 from Tsunami Capital Corporation (Tsunami). The loan was made by Tsunami in anticipation of a reverse merger between AWS-Minneapolis and Tsunami. The loan is due December 31, 1995, and carries an interest rate of 12% per annum.

         On October 4, 1995, the Company's joint venture partner signed a contract to sell its 75% interest in AWS-Minneapolis to Heartland. As part of this agreement Heartland agreed to loan AWS-Minneapolis up to $1,575,000, of which $575,000 will be used to repay Tsunami and the remainder to fund subscriber growth.

                         AMERICAN WIRELESS SYSTEMS, INC.

         The Ft. Worth system has been in operation since November 1992. The Company's joint venture partner is a general partnership which was formed to acquire an interest in and jointly develop and operate the Ft. Worth wireless cable system. The Ft. Worth system has been operated through an informal joint venture agreement. The accompanying financial statements include an estimate of the Company's pro rata losses in this system.

         AWS-Ft. Worth does not have sufficient funds to continue development of the system. The Company's joint venture partner also does not have funds to contribute to the joint venture and has expressed its belief that either Wireless California or the Company is obligated to provide additional funds to develop the system to a positive cash flow position. Neither Wireless California nor the Company believes it has such an obligation; however, the Company is negotiating the terms of additional funding to continue development of the system in conjunction with definitive joint venture and management agreements. In order to protect the Company's interest in the assets of AWS-Ft. Worth, the Company has advanced $253,177 through December 31, 1994 and an additional $93,347 during 1995 to fund negative cash flow of the system and maintain the current subscriber base.

         On October 4, 1995, the Company's joint venture partner in AWS-Ft. Worth signed a contract with Heartland to sell its 80% interest in AWS-Ft. Worth. Pursuant to the agreement, Heartland has agreed to assume up to $570,000 of amounts due to the Company. Additionally, Heartland has agreed to loan the Ft. Worth partnership $500,000 secured by its interest in AWS-Ft. Worth.

         The Pittsburgh system is still in its initial development stage. On September 29, 1995, the Company sold all of its interest in the assets of the Pittsburgh market for $1,250,000 in cash.

         Selected combined balance sheet data related to the Company's jointly owned operating systems is as follows (in 000's):


                                               December 31,
                                            1993          1994
                                            ----          ----

     Current assets..............         $   461          $402
     Total assets................          12,001        10,846
     Total liabilities...........             296           790
     Members equity..............          11,705        10,056
     AWS' interest...............             725           525


         Selected combined operating data related to the Company's jointly owned operating systems is as follows (in 000's):

                                               December 31,
                                               ------------
                                            1993          1994
                                            ----          ----


     Revenues..........                   $ 1,064       $ 1,187
     Operating expenses.                   (3,814)       (4,363)
                                          -------       -------
     Net loss..........                   $(2,750)      $(3,176)
                                          =======       =======
     AWS' interest.....                   $  (185)      $  (200)
                                          =======       =======

                         AMERICAN WIRELESS SYSTEMS, INC.

  (b) Wholly Owned Systems

         The Company's investment in wholly owned systems consists primarily of the costs to acquire the rights to FCC licenses in Dallas (16), Los Angeles (9) and Memphis (22). The lease agreements provide for the Company to pay for the excess airtime use, new transmission equipment and all other operating expenses of the channels including co-location costs.

         The Company is currently negotiating a contract to sell its assets in the Memphis market for $3,900,000 to TruVision Cable, Inc. (TruVision) (Note 9).

(5) Related Parties

  (a) Wireless California

         Since the reverse acquisition on December 17, 1992, the Company has entered into certain transactions with Wireless California, including the redemption of 258,333 shares of common stock owned by Wireless California and the shareholders of Wireless California (see Note 3), certain transactions related to income taxes (see Note 10), the purchase of additional FCC licenses not covered by the original acquisition agreement for $80,000 and the payment of certain lease expenses related to the Pittsburgh wireless cable system. In 1994, the Company advanced $35,000 to pay administrative penalties assessed Wireless California by the State of Arizona (see Note 9). The members of AWS L.L.C. have agreed to reimburse the Company upon sale of the previously escrowed shares (see
Note 8). All transactions with Wireless California subsequent to August 1993 have been approved by a majority of the independent directors of the Company.

  (b) AWS-Ft. Worth and AWS-Minneapolis

         The Company serves as the manager and operator of the Minneapolis joint venture. The terms of the Management Agreement, which was signed in April 1994, provide for annual management service fees equal to the greater of 5% of collected gross revenues or $100,000.

         The Company also serves as the manager to the Ft. Worth joint venture although no formal management agreement exists. No management service fees have been accrued relative to the Ft. Worth system.

         In its capacity as manager, the Company contracted for subscriber installation services and subscriber equipment on behalf of AWS-Ft. Worth and AWS-Minneapolis to Wireless Technologies, Inc. (WTI), a Texas corporation engaged in the business of providing subscriber installation services and distributing subscriber equipment with respect to traditional and wireless cable systems. WTI is a wholly owned subsidiary of North American Cable Corporation
(NACC), a Texas corporation engaged in the engineering, construction and maintenance of cable television systems, local area networks, fiber optic networks and wireless cable television systems, with operations and business experience in the United States, England and several other countries around the world. A former officer and director of the Company beneficially owns 50% of the stock of North American Cable Corporation.

                         AMERICAN WIRELESS SYSTEMS, INC.

         WTI purchased certain of the subscriber equipment that it sold to AWS-Ft. Worth and AWS-Minneapolis from Micom Products, Ltd., a Delaware limited liability company engaged in the distribution of subscriber equipment for wireless cable systems. Micom is owned by the beneficial owners of approximately 36% of the Company's common stock.

         In 1993 and 1994, payments were made by the Company, Wireless California and the joint ventures to WTI of $924,054 and $74,449, respectively, for installation services and related subscriber equipment. In 1993 and 1994, payments were made by WTI to Micom of $114,644 and $2,766, respectively, for subscriber equipment.

  (c) American Wireless Systems, Inc.

         In connection with the acquisition of the rights to utilize the FCC licenses in Los Angeles (Note 4), the Company agreed to pay a finder's fee of $75,000 to the president of NACC as consideration for the introduction of the Company to the license holder of the eight channels.


         In February and April 1995, the Company obtained loans totalling $1,000,000 from a shareholder of the Company who is a principal in the firm which served as the placement agent for the Company's private offerings in 1993 and 1994 (Note 1). In addition, this individual and certain other related entities are shareholders of the Company's common stock.

(6) Severance Agreement

         Effective August 1994, an individual who held the position of Chairman of the Board, President and Chief Financial Officer resigned. In connection with such resignation, this individual entered into a severance agreement with the Company, whereby the Company agreed to pay this individual his annual base salary, as provided by the terms of his employment agreement, a bonus, if any, consistent with the bonuses awarded to certain other officers and certain other expenses for a period of three years. As a result, the Company recognized approximately $566,000 of expense in the third quarter of 1994, of which approximately $355,000 is a long-term liability. Upon the consummation of the merger with Heartland (Note 1), the unpaid portion becomes due and payable in full.

         In September 1994, this individual resigned as a director of the Company. In connection with such resignation, the Company granted this individual a warrant to acquire 33,333 shares of common stock at $8.40 per share. This warrant was granted on October 1, 1994, has a ten-year term and became fully exercisable on April 1, 1994.

(7) Convertible Subordinated Notes Payable

         At December 31, 1993, the Company had $7,707,000 in convertible subordinated notes ("Notes") outstanding. Through May 1994, $462,000 in principal amount of the Notes had been converted into shares of the Company's common stock. The remaining $7,245,000 in Notes were called for prepayment by the Company in May 1994. Holders of $4,232,000 in principal amount of the Notes elected to receive cash payment for their investment as opposed to converting their Notes into shares of the Company's common stock. Because the Company did not anticipate the relatively high level of repayment, the Company did not have adequate funds available to pay all of the Noteholders who elected repayment. In accordance with the terms of the Notes, the conversion price of the Notes was

                         AMERICAN WIRELESS SYSTEMS, INC.

adjusted from $8.40 per share to $3.75 per share. Following the redemption date, the Company agreed to permit all of the Noteholders, including the Noteholders that had elected repayment, to elect repayment or to convert their Notes into shares of the Company's common stock at the adjusted conversion price of $3.75 per share. Holders of all but $703,500 in principal amount of the Notes agreed to convert their Notes into shares of the Company's common stock at $3.75 per share. The placement agent for the Notes arranged for the holders of the remaining $703,500 in principal amount of the Notes to sell their Notes to certain accredited investors who converted such Notes into shares of common stock at $3.75 per share by September 30, 1994.

         As consideration for services rendered in connection with the conversion of the Notes, the Company agreed to adjust the exercise price of existing warrants held by the placement agent to acquire 169,333 shares of common stock held by certain affiliates of the placement agent. As a result, the Company recognized other expense of approximately $425,000 in the third quarter of 1994.

         In connection with the issuance of the Notes in 1993, the Company also granted contingent warrants (see Note 8).

                         AMERICAN WIRELESS SYSTEMS, INC.

(8) Stockholders' Equity

  (a) Outstanding Warrants and Options

         As of December 31, 1994, the Company had outstanding warrants and options as follows:

Warrants to acquire common stock assumed in the reverse acquisition;
  exercisable at $10.08 through November 1996...................         $27,066
Warrants to acquire common stock assumed in the reverse acquisition;
  exercisable at $3.75 through April 1995.......................          19,333
Warrants to acquire common stock issued to the placement agent in connection with the 1993 private placements; exercisable at $3.75
  through August and November 1998..............................         138,666
Contingent warrants to acquire common stock issued to the Noteholders in connection with the 1993 private placements; exercisable at $12.00
  through July 1995.............................................          15,833
Contingent warrants to acquire common stock issued to the Noteholders in connection with the 1993 private placements; exercisable at $12.00
  through July 1996.............................................         330,833
Warrants to acquire common stock issued to a third party for services
  provided to the Company; exercisable at $6.75 through August 2004.       8,333
Warrants to acquire common stock issued to a private investor; exercisable
  at $12.00 through July 1996...................................          60,000
Warrants to acquire common stock issued to a former officer and director of the Company in connection with a severance agreement; exercisable at
  $8.40 through September 2004..................................          33,333


  (b) Escrowed Shares

         Approximately 1.88 million shares of the Company's outstanding common stock, which were owned by the former owners of Wireless California, were released from escrow in February 1995. The shares were pledged by the former shareholders to secure the indemnification of the Company by Wireless California for potential losses incurred from claims arising out of the prior offerings of general partnership interests by Wireless California (see Note 9). In December 1994, the Company made a $35,000 claim on the escrowed shares for an advance to Wireless California (see Note 5). All but 50,000 shares were released from escrow and distributed to the members of AWS L.L.C. in February 1995. The remaining 50,000 shares have been retained to potentially fund a claim made by the Company which is currently being disputed by AWS L.L.C. The shares will remain in escrow until the dispute is resolved. No other claims were made on the escrowed shares.

  (c) Stock Option Plan

         In April  1993,  the Company  adopted  the 1993 Stock  Option Plan (the
Plan) which reserved 416,666 shares of common stock to be issued to officers, directors, key employees and independent consultants who provide valuable services to the Company. The terms of the options are to be established by the Board of Directors on the date of grant.

                         AMERICAN WIRELESS SYSTEMS, INC.

         Activity in the Plan is as follows:

                                                      Number     Option Price
                                                     of Shares     Per Share
Options outstanding at December 31, 1992........             --       --
Granted.........................................        151,666  $6.75-$15.75
Canceled........................................             --       --
Exercised.......................................             --       --
                                                        -------
Options outstanding at December 31, 1993........        151,666  $6.75-$15.75
Granted.........................................         25,000     $15.75
Canceled........................................        (13,333) $6.75-$15.75
Exercised.......................................             --       --
                                                        -------
Options outstanding at December 31, 1994........        163,333  $6.75-$15.75
                                                        =======
Options available for grant ....................        253,333
                                                        =======
Exercisable at end of year .....................         91,249  $6.75-$15.75
                                                        =======


         Prior to the completion of the merger with Heartland, the Company intends to terminate the Plan.

(9) Commitments and Contingencies

  (a) Commitments

         The Company leases office space, equipment and licenses under various operating leases. Future obligations under these leases are as follows for years ending December 31:

                                                     Amount
1995....................................             $  568,000
1996....................................                265,000
1997....................................                255,000
1998....................................                170,000
1999....................................                 48,000
Thereafter..............................                 72,000
                                                     ----------
                                                     $1,378,000
                                                     ==========

  (b) Prior Offerings of General Partnership Interests by Wireless California

         Prior to the sale of certain assets by Wireless California to the Company, approximately $29,000,000 was raised in connection with the offering of general partnership interests in three general partnerships, each of which was formed for the purpose of acquiring an interest in the rights to develop and operate a wireless cable television system in Ft. Worth, Minneapolis and Pittsburgh. Through an affiliate, Wireless California participated in the offer and sale of the general partnership interests without registration under any federal or state securities laws based on the belief that the general partnership interests did not constitute securities under federal and applicable state laws. Certain current and former officers and directors of the Company were formerly officers and directors of Wireless California.

                         AMERICAN WIRELESS SYSTEMS, INC.

         Following an investigation by the Securities and Exchange Commission (the Commission) involving the activities of Wireless California in connection with the offer and sale of the general partnership interests as described above, the Company and certain of its current and former officers, without admitting or denying any wrongdoing, agreed to consent to an order of the Commission to cease and desist from committing or causing any violation and any future violations of the securities registration provisions of the 1933 Act and the broker-dealer registration provisions of the Exchange Act.

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

         The Company is currently attempting to amend the Arizona order to provide for alternatives to rescission, although there can be no assurance that the Company will be successful in this regard. The Arizona order currently provides that if the rescission offers are not made, the Company will be required to pay to the Arizona Corporation Commission an amount equal to the amount of the investment made by all general partners who are Arizona residents, or approximately $566,000, plus interest from the time of investment. There can be no assurance that the Company will be able to satisfy the Arizona rescission order.

         Since October 31, 1992, Wireless California, the general partnerships and the current and former officers of the Company have ceased all activities involving the offer and sale of general partnership interests, although one of the general partnerships continued to raise funds through capital calls to existing general partners after such date. In addition to the rescission offer described above, Wireless California and the general partnership issuers voluntarily elected to offer to purchase the general partnership interests of certain general partners in exchange for cash in an amount equal to the funds contributed by such general partners. As of October 19, 1995, approximately 1,170 of the approximately 1,930 purchasers of general partnership interests had been offered rescission or a return of their investment by Wireless California or the general partnership issuers and approximately 80 had accepted the offer,

                         AMERICAN WIRELESS SYSTEMS, INC.

all of which have been paid. None of such offers, however, were necessarily conducted in accordance with the statutory requirements of the various states. To the extent such requirements were not met, potential securities liability arising from the offer and sale of the general partnership interests will not be statutorily eliminated until the statutes of limitation with respect to such claims have expired or an offer is made in accordance with the statutory rescission requirements of any state.

         In September 1995, AWS and the Pittsburgh general partnership sold all of their wireless cable assets in the Pittsburgh market to a publicly held wireless cable company. As consideration for the sale of its assets in the Pittsburgh market, the Pittsburgh general partnership received approximately $11,250,000 in cash and short-term notes, which amount exceeded the aggregate amount that would have been required if all Pittsburgh general partners were offered and accepted rescission.

         There can be no assurance that current general partners or any governmental agency will not institute proceedings against Wireless California or the Company as the successor to Wireless California based on a failure to register the general partnership interests in connection with a public offering or for damages based on alleged omissions or misrepresentations of material information in connection with the sale of such interests. In connection with the acquisition of certain assets of Wireless California, the Company expressly disclaimed any liabilities of Wireless California arising out of the offer and sale of the general partnership interests described above. There is a possibility, however, that a successful claim against Wireless California could be asserted against the Company based on a number of theories involving successor liability. The institution of legal action against the Company arising out of the offer and sale of general partnership interests by Wireless California could result in substantial defense costs to the Company and the diversion of efforts by the Company's management, and the imposition of liabilities which could have a material adverse effect on the Company. Based on its experience to date, however, taking into account the status of investigations by various state securities administrators, the absence of any asserted claim for rescission having been instituted by any of the general partners against any of the general partnerships, Wireless California or the Company, the Company's assessment of the current value of the general partnership interests, the relatively small number of general partners who have accepted previous offers by Wireless California or its shareholders to purchase general partnership interests, the existence of a number of possible defenses to any claims asserted against it, the existence and terms of the agreements between the Fort Worth and Minneapolis general partnerships and Heartland (Note
4) and other factors, the Company does not believe the ultimate resolution of this matter will have a material impact on its financial condition or its results of operations.

  (c) Other Contingencies

         The Company is currently named as a defendant in two separate lawsuits. On May 16, 1995, William R. Jenkins, the former Chief Executive Officer of the Company, filed a lawsuit in Arizona state court alleging breach of his employment contract and requesting as damages all amounts due under the employment contract, treble damages under the Arizona statute, attorney's fees and costs. On June 2, 1995, the Company filed a Petition to Compel Arbitration and an Answer including counterclaims. The Company estimates that the amount due under Mr. Jenkins' employment contract, if he were successful, is approximately $167,000. The Company maintains that no amounts are due to Mr. Jenkins as he was terminated for cause and breached his employment contract. The Company believes it has adequate grounds to successfully defend this lawsuit.

                         AMERICAN WIRELESS SYSTEMS, INC.

         On June 21, 1995, TruVision, with whom the Company had entered into a letter of intent relating to the sale of the Company's Memphis assets, filed a lawsuit, as amended on June 29, 1995, in the state of Mississippi alleging that the Company breached the letter of intent, that the parties entered into a binding agreement which was breached, and that the Company committed fraud and negligent misrepresentation. The Company disputes these claims based on the position that it lawfully terminated the letter of intent. The Amended Complaint requests damages in the amount of $28,196,642 and punitive damages in the amount of $20,000,000, together with interest and all costs of court. The Company believes it has adequate grounds to successfully defend this lawsuit. The
Company is currently negotiating with TruVision to sell its assets in the Memphis market under a new contract. According to the terms of the contract, at the time of closing, each party will sign a release of all claims against the other.

         The Company is also the subject of two threatened lawsuits. American Telecasting, Inc. ("ATI") has sent letters to the Company claiming that the Company breached a term sheet and has requested payment of $1,800,000 as the alleged termination fee owed to ATI under the term sheet, plus expenses. The Company has responded to ATI and disputes all of ATI's claims. The Company believes that ATI's claims are without merit and would vigorously defend any lawsuit filed.

         By letter dated January 31, 1995, Laidlaw Holdings, Inc. ("Laidlaw"), the underwriter of the Company's proposed public offering, claims that the Company owes Laidlaw $182,165 as accountable expenses under a Letter Agreement between the parties dated November 20, 1994. A follow-up letter was sent to the Company on July 13, 1995. By letter dated February 3, 1995, from the Company to Laidlaw, the Company asserted that Laidlaw terminated the Letter Agreement and believes that if a claim is filed by Laidlaw, the Company has adequate grounds to successfully defend the claim.

(10) Income Taxes

         In connection with the reverse acquisition, the basis in the assets acquired and liabilities assumed by the Company were substantially the same for book and tax purposes.

         For income tax reporting purposes, the Company was included in the consolidated tax returns of Wireless California through August 13, 1993, the date that Wireless California's ownership interest in the Company dropped below 80%. As a result, the net operating losses generated by the Company from December 18, 1992 (the date subsequent to the reverse acquisition) through August 13, 1993, of approximately $1,000,000 were utilized by Wireless California to reduce its tax obligations and to recapture approximately $300,000 of previously paid taxes. In exchange, Wireless California agreed to contribute this refund to the capital of the Company.

         Since December 18, 1992, the Company has generated $8,199,000 in net operating losses of which $890,000 was utilized by Wireless California through August 13, 1993, and an additional $310,000 has been recognized for financial reporting purposes to recapture taxes previously paid by Wireless California as described above. Approximately $517,000 in net operating losses were utilized to offset taxable income in prior year consolidated tax returns filed with Wireless California. As of December 31, 1994, therefore, the Company has approximately $6,482,000 in net operating loss carryforwards available for financial reporting and income tax purposes which expire in 2009.

                         AMERICAN WIRELESS SYSTEMS, INC.

         In 1994, there were no material temporary differences between financial reporting and income tax reporting. As a result, at December 31, 1994 the Company has a net deferred tax asset of approximately $2,593,000 which relates primarily to its available net operating loss carryforwards. As the realizability of this tax asset is solely dependent on the Company's ability to generate future taxable income, this asset has been fully reserved.